Form 10-Q
period 2001-06-30
TORCH OFFSHORE INC
filed 2001-08-14
CIK 1129650

SECURITIES AND EXCHANGE COMMISSION

                     WASHINGTON, D.C.  20549

                            FORM 10-Q

       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
               THE SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended June 30, 2001

                Commission file number 000-32855

                      TORCH OFFSHORE, INC.
     (Exact Name of Registrant as Specified in its Charter)

        DELAWARE                                    74-2982117
(State or Other Jurisdiction of         (IRS Employer Identification No.)
Incorporation or Organization)

401 Whitney Avenue, Suite 400
Gretna, LA                                              70056-2596
(Address of Principal Executive Offices)                (Zip Code)

 Registrant's Telephone Number, Including Area Code: (504) 367-7030

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to the filing requirements for the past 90 days.

               Yes ___        No   X

The number of shares of the Registrant's Common Stock outstanding as of August 13, 2001 was 13,333,333.


                    TORCH OFFSHORE, INC.
               Part I.  FINANCIAL INFORMATION

Item 1.     Financial Statements.

                    TORCH OFFSHORE, INC.
        CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

                                                 June 30,    December 31,
                                                   2001          2000
                                                 --------      --------
                                                     (In Thousands)
     ASSETS
CURRENT ASSETS:
Cash and cash equivalents                        $ 29,402      $    886
Accounts receivable:
  Trade, less allowance for doubtful accounts      10,700         9,824
  Other                                               240            42
Costs and estimated earnings in excess of
  billings on uncompleted contracts                    -            523
Prepaid expenses and other                          3,395         1,664
Deferred income taxes                                 155            -
                                                 --------      --------
  Total current assets                             43,892        12,939
PROPERTY AND EQUIPMENT, net                        48,356        40,202
INVESTMENTS, restricted                                 6             6
DEFERRED DRYDOCKING CHARGES                         4,213         4,554
OTHER ASSETS                                          250           287
                                                 --------      --------
     Total assets                                $ 96,717      $ 57,988
                                                 ========      ========

     LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable - trade                         $  6,139      $  7,809
Accrued expenses                                    2,999         3,384
Accrued payroll and related taxes                     765           460
Financed insurance premiums                         2,248           991
Current portion of long-term debt                      -          6,962
Revolving line of credit                               -          3,436
                                                 --------      --------
  Total current liabilities                        12,151        23,042
LONG-TERM DEBT, less current portion                   -         23,957
DEFERRED INCOME TAXES                               2,746            -
MANDATORILY REDEEMABLE CONVERTIBLE PREFERRED           -          4,678
STOCKHOLDERS' EQUITY                               81,820         6,311
                                                 --------      --------
  Total liabilities and stockholders' equity     $ 96,717      $ 57,988
                                                 ========      ========

The accompanying notes are an integral part of these financial statements.

                    TORCH OFFSHORE, INC.
          CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

                                      Three Months Ended      Six Months Ended
                                           June 30,               June 30,
                                      ------------------     ------------------
                                       2001       2000        2001       2000
                                      -------    -------     -------    -------
                                       (In Thousands, Except Per Share Amounts)
Revenues                              $14,317    $11,014     $28,808    $17,675
Cost of revenues:
  Cost of sales                        10,214      8,531      20,597     14,393
  Depreciation and amortization         1,490      1,177       2,959      2,348
  General and administrative expenses   1,067        950       2,026      1,825
  Other operating (income) expense          0         (3)          0        (19)
                                      -------    -------     -------    -------
     Total costs of revenues           12,771     10,655      25,582     18,547
                                      -------    -------     -------    -------
Operating income (loss)                 1,546        359       3,226       (872)
                                      -------    -------     -------    -------
Other income (expense):
  Interest expense                       (640)      (999)     (1,551)    (1,939)
  Interest income                          68          0          68          1
                                      -------    -------     -------    -------
     Total other income (expense)        (572)      (999)     (1,483)    (1,938)
                                      -------    -------     -------    -------
Income (loss) before income taxes
  and extraordinary item                  974       (640)      1,743     (2,810)
Income tax expense                     (2,860)         0      (2,860)         0
                                      -------    -------     -------    -------
Net income (loss) before
  extraordinary item                   (1,886)      (640)     (1,117)    (2,810)
Extraordinary loss on early
  extinguishment of debt, net of
  taxes of $268                          (498)         0        (498)         0
                                      -------    -------     -------    -------
Net income (loss)                      (2,384)      (640)     (1,615)    (2,810)
Preferred unit dividends and accretion    (76)       (76)       (190)       (76)
                                      -------    -------     -------    -------
Net income (loss) attributable to
  common stockholders                 $(2,460)   $  (716)    $(1,805)   $(2,886)
                                      =======    =======     =======    =======



Earnings per share (Basic and Diluted):
  Income before extraordinary loss    $ (0.21)   $ (0.10)    $ (0.15)   $ (0.38)
  Extraordinary loss                    (0.05)        -        (0.06)        -
                                      -------    -------     -------    -------
                                      $ (0.26)   $ (0.10)    $ (0.21)   $ (0.38)
                                      =======    =======     =======    =======

Basic and diluted average
  common shares outstanding             9,448      7,505       8,476      7,505
                                      =======    =======     =======    =======

The accompanying notes are an integral part of these financial statements.

                    TORCH OFFSHORE, INC.
        CONSOLIDATED STATEMENTS OF CASH FLOW (Unaudited)

                                                       Six Months Ended
                                                           June 30,
                                                     -------------------
                                                       2001       2000
                                                     --------    -------
                                                       (In Thousands)
Net cash provided by (used in) operations:
  Net income                                         $ (1,615)   $(2,810)
     Depreciation and amortization                      2,959      2,348
     Deferred drydocking expenditures                    (831)      (491)
     Deferred income tax provision                      2,860         -
     Extraordinary charge, net of taxes                   498         -
     Severence and reorganizational costs,
        net accrual (payment)                          (1,580)        -
     Changes in work capital:
        Accounts receivable                            (1,074)    (3,265)
        Costs and earnings in excess of billing           523       (413)
        Prepaid expenses, net of financed portion        (474)      (464)
        Accounts payable                               (1,670)     1,119
        Accrued payroll                                   342        (45)
        Accrued expenses and other                        103        734
                                                     --------    -------
Net cash provided by (used in) operations                  41     (3,287)
                                                     --------    -------

Net cash used in investing activities:
  Equipment purchases                                  (9,941)      (260)
                                                     --------    -------
Net cash used in investing activities                  (9,941)      (260)
                                                     --------    -------

Net cash provided by financing activities:
  Borrowings (payments) on revolver                    (3,437)       446
  Payments on long-term debt                          (30,707)    (2,812)
  Gross proceeds from initial public offering          80,000         -
  Initial public offering costs - paid                 (6,271)        -
  Debt extinguishment costs                              (766)        -
  Proceeds from issuance of preferred units                -       5,300
  Preferred unit issuance costs                            -        (490)
  Distributions to preferred unitholders                 (403)        -
                                                     --------    -------
Net cash provided by financing activities              38,416      2,444
                                                     --------    -------

Net increase (decrease) in cash and cash equivalents   28,516     (1,103)
Cash and cash equivalents at beginning of period          886      1,215
                                                     --------    -------
Cash and cash equivalents at end of period           $ 29,402    $   112
                                                     ========    =======


Interest paid (net of amounts capitalized)           $  2,289    $ 1,705
                                                     ========    =======

Income taxes paid                                    $     -     $    -
                                                     ========    =======

The accompanying notes are an integral part of these financial statements.

                      TORCH OFFSHORE, INC.
     Notes to Consolidated Financial Statements (Unaudited)

1.   ORGANIZATION AND BASIS OF PRESENTATION
The interim consolidated financial statements included herein have been prepared by Torch Offshore, Inc. (a Delaware corporation) and are unaudited. The consolidated financial statements of Torch Offshore, Inc. include its wholly owned subsidiary, Torch Offshore, LLC. Management believes that the unaudited interim financial statements include all adjustments (such adjustments consisting only of a normal recurring nature) necessary for fair presentation. Certain information and note disclosures normally included in annual audited financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to those rules and regulations. The results for the six months ended June 30, 2001 are not necessarily indicative of the results to be expected for the entire year. The interim financial statements included herein should be read in conjunction with the audited financial statements and notes thereto together with management's discussion and analysis of financial condition and results of operations included in the Company's Registration Statement on Form S-1 (Registration No. 333-54120).

In June 2001, Torch Offshore, Inc. (the "Company") completed its initial public offering of 5.0 million shares of its common stock at $16.00 per share, raising gross proceeds of $80.0 million; net proceeds were $72.6 million after underwriting commission and discounts and expenses totaling $7.4 million. The Company used
$31.3 million to repay all outstanding indebtedness (including prepayment fees), purchased the Midnight Rider for $9.5 million
(See Note 5) and used $2.4 million for general corporate purposes. The balance of the proceeds, $29.4 million at June 30, 2001, is being invested in short-term securities, pending its targeted use for the Company's deepwater expansion program and general corporate purposes.

2.   STOCKHOLDERS' EQUITY
In connection with the public offering, discussed above, predecessor interests of the Company (including preferred unit interests) were exchanged for common shares of the Company. For financial reporting purposes, the transactions were considered a recapitalization of the Company, and all historical share data have been retroactively restated.

The Company has a long-term incentive plan under which 3 million shares of its common stock are authorized to be granted to employees and affiliates. The awards can be in the form of options, stock, phantom stock, cash, performance stock or stock appreciation rights. Concurrent with the initial public offering, the Company granted stock options covering 250,000 shares of common stock at $16.00 per share, and 31,250 shares of restricted stock, both vesting generally over five years. Prior to this grant, no options to purchase the Company's common stock were outstanding.

On August 8, 2001, the Board of Directors approved the repurchase of up to $5.0 million of the Company's outstanding common stock. Purchases will be made on a discretionary basis in the open market or otherwise over a period of time as determined by management subject to market conditions, applicable legal requirements and other factors.

3.   EXTRAORDINARY LOSS
In June 2001, the Company repaid all debt, incurring an extraordinary loss on the early retirement of debt of $0.8 million ($0.5 million after tax).

4.   INCOME TAXES
In connection with the initial public offering, the Company became subject to corporate level taxation and recorded a $2.6 million charge based upon cumulative book and tax basis differences at the date of change in taxpayer status. In addition, the Company recorded a $0.3 million provision (a 35% effective tax rate) attributable to operating earnings after the initial public offering. From 1997 until the initial public offering the Company had not been subject to income taxes.

5.   PURCHASE OF THE MIDNIGHT RIDER
In June 2001, the Company purchased an existing pipelay/bury barge, the BH-400 (renamed the Midnight Rider), for $9.5 million.
This barge is presently undergoing a required drydocking and is expected to be placed into service by September 2001.

6.   EARNINGS PER SHARE
The Company follows Statement of Financial Accounting Standard ("SFAS") No. 128, "Earnings per Share." Basic earnings per share is calculated by dividing income attributable to common stockholders by the weighted-average number of common shares outstanding for the applicable period, without adjustment for potential common shares outstanding in the form of options, warrants, convertible securities or contingent stock agreements. For calculation of diluted earnings per share, the number of common shares outstanding are increased (if deemed dilutive) by the weighted-average number of additional common shares that would have been outstanding if the dilutive potential common shares had been issued, determined using the treasury stock method where appropriate.

Common stock equivalents (related to stock options) excluded from the calculation of diluted loss per share were 83,333 shares and 39,000 shares in the second quarters of 2001 and 2000, respectively, and 41,667 shares and 39,000 shares in the first six months of 2001 and 2000, respectively, because they were anti-dilutive. None of the predecessor convertible preferred units were considered in the calculation of diluted earnings per share (prior to their being converted to common stock) because of their anti-dilutive effect.

7. NEW ACCOUNTING STANDARD
In July 2001, the Financial Accounting Standards Board issued SFAS No. 143, "Accounting for Asset Retirement Obligations," effective for fiscal years beginning after June 15, 2002. This statement will require the Company to record the fair value of liabilities related to future asset retirement obligations in the period the obligation is incurred. The Company expects to adopt SFAS No. 143 on January 1, 2003. Upon adoption, the Company will be required to recognize cumulative transition amounts for existing asset retirement obligation liabilities. The Company has not yet determined the transition amounts.


Item 2.     Management's Discussion and Analysis of Financial
Condition and Results of Operations.

This Management's Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with our Consolidated Financial Statements and Management's Discussion and Analysis contained in our Registration Statement on Form S-1 (Registration No. 333-54120), relating to our initial public offering, and the unaudited interim consolidated financial statements and related notes contained in Item 1 above.

This Quarterly Report on Form 10-Q contains forward looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 and Section 21E of the Securities Exchange Act of 1934 concerning, among other things our prospects, expected revenues, expenses and profits, developments and business strategies for our operations all of which are subject to certain risks, uncertainties and assumptions. Our actual results may differ materially from those expressed or implied. Accordingly, there is no assurance that our expectations will be realized. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in our Registration Statement on Form S-1 (Registration No. 333-54120) under the caption "Risk factors."

GENERAL
We provide subsea construction services in connection with the infield development of offshore oil and natural gas reservoirs. We are a leading service provider in our market niche of installing and maintaining small diameter flowlines and related infrastructure associated with the development of offshore oil and natural gas reserves on the Continental Shelf of the Gulf of Mexico (the "Shelf"). Over the last three years, we have expanded our operations, capabilities and management expertise to enable us to provide deepwater services analogous to the services we provide on the Shelf.

Since 1997, we have increased the size of our fleet from three to nine construction and service vessels. In 1998, we added two diving support vessels and one supply/diving support vessel. In the first quarter of 2000, we added one fully redundant dynamically positioned, or DP-2, pipelay/bury barge and one DP-2 subsea construction vessel. In June 2001, we purchased a pipelay/bury barge, the BH-400 (renamed the Midnight Rider), which will increase our capabilities on the Shelf and is expected to be placed into service by September 2001. We also have a contract to construct a new generation DP-2 vessel (the Midnight Warrior) for deepwater pipelay and subsea construction. As part of that construction contract, we have an option from the shipyard to construct a sister vessel. We continue to actively seek opportunities to expand our fleet either through construction or acquisition of vessels.

FACTORS AFFECTING RESULTS OF OPERATIONS
The demand for subsea construction services primarily depends on the prices of oil and natural gas. These prices reflect the general condition of the industry and influence our customers' willingness to spend capital to develop oil and natural gas reservoirs. In addition to the prices of oil and natural gas, we use the following leading indicators, among others, to forecast the demand for our services:

*    the offshore mobile rig count and jack-up rig count;
* forecasts of capital expenditures by major and independent oil and gas companies;
*    the recent lease sale activity levels; and
*    the expiration dates of existing Gulf of Mexico leases.

Even when demand for subsea construction services is strong, several factors may affect our profitability, including the following:

*    competition;
*    equipment and labor productivity;
*    weather conditions;
*    contract estimating uncertainties; and
*    other risks inherent in marine construction.

Although greatly influenced by overall market conditions, our fleet-wide utilization is generally lower during the first half of the year because of winter weather conditions in the Gulf of Mexico. Accordingly, we endeavor to schedule our drydock inspections and routine and preventative maintenance during this period. Additionally, during the first quarter, a substantial number of our customers finalize capital budgets and solicit bids for construction projects. For this reason, individual quarterly/interim results are not necessarily indicative of the expected results for any given year.

In the life of an offshore field, capital is allocated to the development of a well following successful drilling activities. The time that elapses between a successfully drilled well and the development phase, in which we participate, varies depending on the water depth of the field. On the Shelf, demand for our services generally follows successful drilling activities by three to 12 months. We have noticed that demand for pipeline installation for deepwater projects exceeding 1,000 feet of water depth generally follows initial exploration drilling activities by at least three years. These deepwater installations typically require much more engineering design effort than is the case with Shelf installations.

RESULTS OF OPERATIONS
Quarter Ended June 30, 2001 Compared to the Quarter Ended June
30, 2000

Revenues. Revenues were $14.3 million for the three months ended June 30, 2001 compared to $11.0 million for the three months ended June 30, 2000, an increase of 30%. Our second-quarter 2001 fleet-wide working days rose 2%, with an average vessel utilization of 70%, up from 68% achieved for the year-ago quarter. The general increase in offshore construction activity since mid-2000 has allowed second-quarter 2001 average pricing levels for our services to rise more than 30% over average levels for the second quarter of 2000.

Late in the second quarter of 2001, domestic natural gas and crude oil prices began to decline. This created caution throughout the industry, with a resultant dampening of market growth, and we started to note delays in the completion of shallow water drilling projects. However, there are more jack-up drilling rigs operating than was the case during the last market peak, in June of 1997, when 128 jack-up drilling rigs were in operation. We believe that these working rigs are simply taking longer to complete individual wells. Further, we believe a higher proportion of the wells being completed are development wells at remote locations, wells which typically require new pipeline infrastructure to transport product. Recently, crude oil and natural gas prices have improved marginally as a result of OPEC curtailments and early indications of increasing domestic natural gas consumption. Taken together, we believe that these positive developments suggest improved business activity for us in the latter half of 2001 and into 2002. Despite this anticipated improvement in construction activity, we, and others, expect the offshore construction market through the end of the year to remain extremely price competitive. From an activity standpoint, we expect a relatively short period of moderate growth followed by a resumption of stronger growth beginning late in the third quarter of this year.

Gross Profit. Gross profit, which is revenues less cost of sales, was $4.1 million (28.7% of revenues) for the three months ended June 30, 2001 compared to $2.5 million (22.5% of revenues) for the three months ended June 30, 2000, an increase of 65%. This increase primarily resulted from improved pricing levels for our services.

Depreciation and Amortization. Depreciation and amortization expense was $1.5 million for the three months ended June 30, 2001 compared to $1.2 million for the three months ended June 30, 2000, an increase of 27%. This increase primarily reflects the amortization of two drydockings incurred during 2000.

General and Administrative Expenses. General and administrative expenses totaled $1.1 million (7.5% of revenues) for the three months ended June 30, 2001 compared to $1.0 million (8.6% of revenues) for the three months ended June 30, 2000, an increase of 12%. This increase was primarily caused by greater sales and related promotional costs and the introduction of two additional vessels during the year 2000. We anticipate that total general and administrative expenses will continue to be impacted by costs related to our fleet expansion, our efforts to strengthen our deepwater activity levels and the additional costs associated with being a public entity.

Interest Expense, Net. Net interest expense was $0.6 million for the three months ended June 30, 2001 compared to $1.0 million for the three months ended June 30, 2000, a decrease of 43%. This decline reflects the repayment of debt in mid-June of 2001 following our initial public offering.

Income Taxes.   In connection with the initial public offering,
we became subject to corporate level taxation and recorded a $2.6 million charge based upon cumulative book and tax basis differences at the date of change in taxpayer status. In addition, we recorded a $0.3 million provision (a 35% effective tax rate) attributable to operating earnings after the initial public offering. From 1997 until the initial public offering we had not been subject to income taxes.

Extraordinary Loss. In June 2001, we repaid our debt and recognized a $0.5 million after-tax charge resulting from related prepayment penalties.

Net Income (Loss) Attributable to Common Stockholders. Net loss to common stockholders for the three months ended June 30, 2001 was $2.5 million, compared with a net loss of $0.7 million for the three months ended June 30, 2000.

Six Months Ended June 30, 2001 Compared to the Six Months Ended
June 30, 2000

Revenues. Revenues were $28.8 million for the six months ended June 30, 2001 compared to $17.7 million for the six months ended June 30, 2000, an increase of 63%. We were able to increase our fleet-wide working days 24% primarily because of strengthening in the offshore construction market allowing us to achieve an average vessel utilization of 69%, up from 57% achieved for the first half of 2000. This increased activity level allowed average pricing levels for our services to rise 30% over average levels for the first half of 2000.

Gross Profit. Gross profit was $8.2 million (28.5% of revenues) for the six months ended June 30, 2001 compared to $3.3 million (18.6% of revenues) for the six months ended June 30, 2000, an increase of 150%. This increase resulted from the expanded revenue base and improved pricing levels for our services.

Depreciation and Amortization. Depreciation and amortization expense was $3.0 million for the six months ended June 30, 2001 compared to $2.3 million for the six months ended June 30, 2000, an increase of 26%. This increase primarily reflects the amortization of two drydockings incurred during 2000.

General and Administrative Expenses. General and administrative expenses totaled $2.0 million (7.0% of revenues) for the six months ended June 30, 2001 compared to $1.8 million (10.3% of revenues) for the six months ended June 30, 2000, an increase of 11%. This increase was primarily caused by greater sales and related promotional costs and the introduction of two additional vessels during the year 2000.

Interest Expense, Net. Net interest expense was $1.5 million for the six months ended June 30, 2001 compared to $1.9 million for the six months ended June 30, 2000, a decrease of 23%. This decline reflects the repayment of debt in mid-June of 2001 following the initial public offering.

Income Taxes.   See discussion above.

Extraordinary Loss.  See discussion above.

Net Income (Loss) Attributable to Common Stockholders. Net loss to common stockholders for the six months ended June 30, 2001 was $1.8 million, compared with a net loss of $2.9 million for the six months ended June 30, 2000.

LIQUIDITY AND CAPITAL RESOURCES
In June 2001, we completed an initial public offering of 5.0 million shares of our common stock for gross proceeds of $80.0 million; net proceeds were $72.6 million after underwriting commission and discounts and expenses totaling $7.4 million. We subsequently retired all debt, purchased the Midnight Rider and initiated the detailed engineering for the construction of the Midnight Warrior, discussed below. The balance of the proceeds, $29.4 million at June 30, 2001, is being invested in short-term securities, pending its targeted use for our deepwater expansion program (discussed below) and general corporate purposes. Concurrent with our initial public offering, the predecessor company's $5.3 million of preferred membership units were exchanged for 828,333 shares of our common stock.

Historically, our capital requirements have been primarily for the acquisition and improvement of our vessels and other related equipment. Capital expenditures totaled $9.9 million for the six months ended June 30, 2001, primarily representing the purchase of an additional pipelay/bury barge, the Midnight Rider. In the future, we expect to contribute approximately $9 million representing our permanent equity in the Midnight Warrior to our Merchant Marine Capital Construction Fund account to take advantage of the income tax timing benefits associated with this program. In addition, we expect to fund our equity requirement for any future qualified investments in the same manner. We currently estimate capital expenditures for the remainder of 2001 to be $17 million, $35 million for 2002 and $22 million for 2003, primarily representing the construction of, and the equipment and support facilities associated with, the Midnight Warrior. These estimates exclude a total of approximately $4 million for routine dry-dock inspections of our vessels to be incurred over these three periods. If we were to exercise our option to construct the Midnight Warrior II sister ship, we would increase our estimated capital expenditures by approximately $75 million, primarily incurring those costs in 2002 and 2003. This option terminates on August 15, 2002.

We have an $8.0 million revolving line of credit with a bank, which bears incurs interest at a rate of 3.0% plus the 30-day LIBOR rate. At June 30, 2001, no borrowings were outstanding under the revolving line of credit. Amounts outstanding under the revolving line of credit may not exceed 80% of eligible trade accounts receivable. The revolving line of credit matures on November 12, 2001. We expect to renegotiate our revolving line of credit to include a greater maximum advance limit and an extended maturity date or replace it.

On August 8, 2001, Board of Directors approved the repurchase of up to $5.0 million of the Company's outstanding common stock. Purchases will be made on a discretionary basis in the open market or otherwise over a period of time as determined by management subject to market conditions, applicable legal requirements and other factors.

Consistent with the focus towards investing in new technology, including deepwater capable assets such as the Midnight Warrior and the Midnight Warrior II sister ship discussed below, two of the last three vessels added to our fleet have been DP-2 deepwater capable. Through June 30, 2001 we have expended approximately $23 million (in combined capital expenditures and operating lease payments) for these vessels, with an additional estimated $12 million to be incurred in associated operating lease payments through early 2005.

Upon completion of our initial public offering, we confirmed the Midnight Warrior's technical specifications and began the detailed engineering phase of the vessel and its pipelay equipment. This has resulted in several meetings with the naval architect, the designated shipyard and the major equipment suppliers. As part of these discussions, we have extended our contract with the shipyard until November 15, 2001. We expect to submit a complete closing package to the U.S. Department of Transportation Maritime Administration ("MARAD") by the end of August 2001 in order to allow them adequate time for review prior to MARAD's commitment expiration (discussed below).

MARAD has issued a commitment to us, subject to customary conditions, to guarantee a 20-year financing covering 87.5% of the cost of constructing the Midnight Warrior. MARAD has the option to terminate the commitment if we have not placed a portion of the permanent long-term financing, as authorized by MARAD, by November 6, 2001. In the past, MARAD has not terminated commitments where the applicant was making demonstrable progress towards a closing. We cannot assure you that we will be able to demonstrate sufficient progress or that MARAD will not terminate its commitment after November 6, 2001. Although we have not yet entered into the underlying financing arrangements, we believe that this MARAD commitment will provide us with more attractive financing terms than could otherwise be achieved. To the extent any of our future vessel construction qualifies for a MARAD guarantee, we plan to apply to use this program.

If MARAD should terminate its commitment, we intend to proceed with the construction of the Midnight Warrior using alternative financing. Any such alternative financing would be on terms less favorable than MARAD-guaranteed financing which would result in higher interest costs to us. We cannot assure you that we will be able to obtain any alternative financing or that any alternative financing that we are able to obtain will not require a greater equity investment by us in the vessel or provide a shorter maturity period. If we were not able to obtain alternative financing, our ability to implement our business strategy will be negatively impacted.

We currently are seeking at least $50 million from commercial lenders to provide interim construction financing for the Midnight Warrior pending the completion of the vessel and long-term financing guaranteed by MARAD. Our discussions regarding interim financing for the Midnight Warrior have been limited to preliminary meetings with various commercial lenders.

Our primary liquidity needs going forward are to fund identified vessel additions, to provide improvements associated with our expansion program, to provide working capital and to acquire our common stock (if any) on a discretionary basis. We intend to continue to expand our operating capabilities. Such an expansion may include the acquisition of existing vessels or of other businesses consistent with our deepwater expansion strategy, although we are engaged in no active discussions related to such acquisitions at the present time.

We believe that our existing cash and short-term investments, cash flow from operations and available borrowings under our revolving line of credit will be sufficient to meet our existing liquidity needs for the near term. We also believe that our existing cash and short-term investments and the interim construction financing we are seeking, in addition to our cash flow from operations, will be sufficient to complete our identified growth plans. If our plans or assumptions change or prove to be inaccurate, if we cannot obtain interim construction financing on satisfactory terms or if we make any additional acquisitions of existing vessels or other businesses, we may need to raise additional capital. We may not be able to raise additional funds, or we may not be able to raise such funds on favorable terms.

NEW ACCOUNTING STANDARD
In July 2001, the Financial Accounting Standards Board issued SFAS No. 143, "Accounting for Asset Retirement Obligations," effective for fiscal years beginning after June 15, 2002. This statement will require us to record the fair value of liabilities related to future asset retirement obligations in the period the obligation is incurred. We expect to adopt SFAS No. 143 on January 1, 2003. Upon adoption, we will be required to recognize cumulative transition amounts for existing asset retirement obligation liabilities. We have not yet determined the transition amounts.

Item 3.   Quantitative and Qualitative Disclosures About Market
Risk.

We are exposed to certain market risks that are inherent in the financial instruments arising from transactions that we enter into in the normal course of our business. In the past, it has not been our practice to enter into derivative financial instrument transactions to mange or reduce market risks or for speculative purposes, but our business is subject to interest rate risk on our debt obligations. Our revolving credit facility has a variable rate which results in potential exposure to interest rate risk from a cash flow perspective. The fair value of debt with a fixed interest rate generally will increase as interest rates fall, given consistency in all other factors. Conversely, the fair value of fixed rate debt will generally decrease as interest rates rise.

                             PART II
                        OTHER INFORMATION

Item 2.   Changes in Securities and Use of Proceeds.

On June 6, 2001 the Securities and Exchange Commission declared our Registration Statement on Form S-1 (Registration No. 333-54120) effective. That day we sold 5.0 million shares of common stock, par value $0.01 per share, in an Initial Public Offering at $16.00 per share, raising gross proceeds of $80.0 million.
The underwriting discount was $1.12 per share or $5.6 million. Expenses of the Initial Public Offering payable by us, excluding underwriting discounts and commissions, totaled $1.8 million.
The net offering proceeds to us after deducting such expenses and underwriting discounts and commissions totaled $72.6 million.
The managing underwriters in the offering were UBS Warburg LLC, CIBC World Markets Corp. and Howard Weil, a division of Legg Mason Wood Walker, Inc.

With the net proceeds received in the Initial Public Offering, we paid $25.8 million to Transamerica (including prepayment fees) and $5.5 million to Regions Bank, as repayment of all outstanding indebtedness, purchased the Midnight Rider for $9.5 million and used $2.4 million for general corporate purposes. The balance of the proceeds, $29.4 million at June 30, 2001, is being invested in short-term securities, pending their targeted use for our deepwater expansion program and general corporate purposes.

Item 6.   Exhibits and Reports on Form 8-K.

(a)  Exhibits filed as part of this report are listed below:

     None.

(b)  Reports on Form 8-K.

A current report on Form 8-K was filed with the Securities and Exchange Commission on June 6, 2001, reporting that we entered into a Registration Rights Agreement with Friends of Lime Rock LP and Riverside Investments LLC relating to the registration of certain shares of our common stock, par value $0.01 per share.

                           SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        Torch Offshore, Inc.

Date August 14, 2001                  William J. Blackwell
                                   ---------------------------
                                      William J. Blackwell
                                 Chief Financial Officer and Director
                                 (Principal Financial and Chief
                                   Accounting Officer)