Form 10-Q
period 2001-09-30
TORCH OFFSHORE INC
filed 2001-11-13
CIK 1129650

SECURITIES AND EXCHANGE COMMISSION

                     WASHINGTON, D.C.  20549

                            FORM 10-Q

       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
               THE SECURITIES EXCHANGE ACT OF 1934

        For the quarterly period ended September 30, 2001

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

               Yes  X        No ___

The number of shares of the Registrant's Common Stock outstanding as of November 7, 2001 was 13,112,546.


                      TORCH OFFSHORE, INC.
                 Part I.  FINANCIAL INFORMATION

Item 1.     Financial Statements.

                      TORCH OFFSHORE, INC.
              CONDENSED CONSOLIDATED BALANCE SHEETS
                         (in thousands)

                                              September 30,   December 31,
                                                  2001            2000
                                                 --------       --------
                                                       (Unaudited)
     ASSETS
CURRENT ASSETS:
Cash and cash equivalents                        $ 25,601       $    886
Accounts receivable:
  Trade, less allowance for doubtful accounts      12,876          9,824
  Other                                               458             42
Costs and estimated earnings in excess of
  billings on uncompleted contracts                   788            523
Prepaid expenses and other                          3,260          1,664
Deferred income taxes                                 155             -
                                                 --------       --------
  Total current assets                             43,138         12,939
PROPERTY AND EQUIPMENT, net                        49,434         40,202
INVESTMENTS, restricted                                 6              6
DEFERRED DRYDOCKING CHARGES                         3,689          4,554
OTHER ASSETS                                          250            287
                                                 --------       --------
     Total assets                                $ 96,517       $ 57,988
                                                 ========       ========

     LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable - trade                         $  5,472       $  7,809
Accrued expenses                                    3,269          3,384
Accrued payroll and related taxes                   1,149            460
Financed insurance premiums                         1,896            991
Current portion of long-term debt                      -           6,962
Revolving line of credit                               -           3,436
                                                 --------       --------
  Total current liabilities                        11,786         23,042
LONG-TERM DEBT, less current portion                   -          23,957
DEFERRED INCOME TAXES                               3,283             -
MANDATORILY REDEEMABLE CONVERTIBLE PREFERRED           -           4,678
STOCKHOLDERS' EQUITY                               81,448          6,311
                                                 --------       --------
  Total liabilities and stockholders' equity     $ 96,517       $ 57,988
                                                 ========       ========

The accompanying notes are an integral part of these financial statements.

                      TORCH OFFSHORE, INC.
            CONSOLIDATED STATEMENTS OF OPERATIONS
            (in thousands, except per share data)

                                      Three Months Ended     Nine Months Ended
                                         September 30,          September 30,
                                      ------------------     ------------------
                                       2001       2000        2001       2000
                                      -------    -------     -------    -------
                                                      (Unaudited)
Revenues                              $15,596    $12,715     $44,404    $30,390
Cost of revenues:
  Cost of sales                        11,682      8,942      32,279     23,335
  Depreciation and amortization         1,610      1,214       4,569      3,562
  General and administrative expenses     970        975       2,996      2,800
  Other operating (income) expense          0        974           0        955
                                      -------    -------     -------    -------
    Total costs of revenues            14,262     12,105      39,844     30,652
                                      -------    -------     -------    -------
Operating income (loss)                 1,334        610       4,560       (262)
                                      -------    -------     -------    -------
Other income (expense):
  Interest expense                        (47)      (943)     (1,598)    (2,882)
  Interest income                         246          0         314          1
                                      -------    -------     -------    -------
    Total other income (expense)          199       (943)     (1,284)    (2,881)
                                      -------    -------     -------    -------
Income (loss) before income taxes
  and extraordinary item                1,533       (333)      3,276     (3,143)
Income tax expense                       (536)         0      (3,396)         0
                                      -------    -------     -------    -------
Net income (loss) before
  extraordinary item                      997       (333)       (120)    (3,143)
Extraordinary loss on early
  extinguishment of debt, net of
  taxes of $268                             0          0        (498)         0
                                      -------    -------     -------    -------
Net income (loss)                         997       (333)       (618)    (3,143)
Preferred unit dividends and accretion      0       (114)       (190)      (190)
                                      -------    -------     -------    -------
Net income (loss) attributable to
  common stockholders                 $   997    $  (447)    $  (808)   $(3,333)
                                      =======    =======     =======    =======

Earnings per share (Basic and Diluted):
  Income before extraordinary loss    $  0.07    $ (0.06)    $ (0.03)   $ (0.44)
  Extraordinary loss                       -          -        (0.05)        -
                                      -------    -------     -------    -------
                                      $  0.07    $ (0.06)    $ (0.08)   $ (0.44)
                                      =======    =======     =======    =======

Weighted average shares
  outstanding (Basic and Diluted)      13,337      7,505      10,097      7,505
                                      =======    =======     =======    =======

The accompanying notes are an integral part of these financial statements.

                      TORCH OFFSHORE, INC.
              CONSOLIDATED STATEMENTS OF CASH FLOW
                         (in thousands)

                                                      Nine Months Ended
                                                        September 30,
                                                     -------------------
                                                       2001       2000
                                                     --------    -------
                                                         (Unaudited)
Net cash provided by (used in) operations:
  Net income (loss)                                  $   (618)   $(3,143)
    Depreciation and amortization                       4,569      3,562
    Deferred drydocking expenditures                     (967)    (1,161)
    Deferred income tax provision                       3,396         -
    Extraordinary charge, net of taxes                    498         -
    Severance and reorganizational costs,
      net accrual (payment)                            (1,725)        -
    Changes in work capital:
      Accounts receivable                              (3,468)    (2,710)
      Costs and earnings in excess of billing            (265)       328
      Prepaid expenses, net of financed portion          (690)       103
      Accounts payable                                 (2,337)     1,814
      Accrued payroll                                     689        210
      Accrued expenses and other                        1,774       (148)
                                                     --------    -------
Net cash provided by (used in) operations                 856     (1,145)
                                                     --------    -------

Net cash used in investing activities:
  Equipment purchases                                 (11,970)      (895)
                                                     --------    -------
Net cash used in investing activities                 (11,970)      (895)
                                                     --------    -------

Net cash provided by financing activities:
  Borrowings (payments) on revolver                    (3,437)      (793)
  Payments on long-term debt                          (30,771)    (3,192)
  Gross proceeds from initial public offering          80,000         -
  Initial public offering costs - paid                 (7,400)        -
  Repurchase of common stock                           (1,394)        -
  Debt extinguishment costs                              (766)        -
  Proceeds from issuance of preferred units                -       5,300
  Preferred unit issuance costs                            -        (490)
  Distributions to preferred unitholders                 (403)        -
                                                     --------    -------
Net cash provided by financing activities              35,829        825
                                                     --------    -------

Net increase (decrease) in cash and cash equivalents   24,715     (1,215)
Cash and cash equivalents at beginning of period          886      1,215
                                                     --------    -------
Cash and cash equivalents at end of period           $ 25,601    $    -
                                                     ========    =======

Interest paid (net of amounts capitalized)           $  2,337    $ 2,877
                                                     ========    =======

Income taxes paid                                    $     -     $    -
                                                     ========    =======

The accompanying notes are an integral part of these financial statements.


                      TORCH OFFSHORE, INC.
     Notes to Consolidated Financial Statements (Unaudited)

1.   ORGANIZATION AND BASIS OF PRESENTATION
The interim consolidated financial statements included herein have been prepared by Torch Offshore, Inc. (a Delaware corporation) and are unaudited. The consolidated financial statements of Torch Offshore, Inc. include its wholly owned subsidiary Torch Offshore, LLC. Management believes that the unaudited interim financial statements include all adjustments (such adjustments consisting only of a normal recurring nature) necessary for fair presentation. Certain information and note disclosures normally included in annual audited financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to those rules and regulations. The results for the nine months ended September 30, 2001 are not necessarily indicative of the results to be expected for the entire year. The interim financial statements included herein should be read in conjunction with the audited financial statements and notes thereto together with management's discussion and analysis of financial condition and results of operations included in the Company's Registration Statement on Form S-1 (Registration No. 333-54120).

In June 2001, Torch Offshore, Inc. (the "Company") completed its initial public offering of 5.0 million shares of its common stock at $16.00 per share, raising gross proceeds of $80.0 million; net proceeds were $72.6 million after underwriting commission and discounts and expenses totaling $7.4 million. The Company used $31.3 million to repay all outstanding indebtedness (including prepayment fees) and purchased and drydocked the Midnight Rider for $10.5 million (See Note 5). As of September 30, 2001, $25.6 million was invested in short-term securities, pending its targeted use for the Company's deepwater expansion program and general corporate purposes.

2.   STOCKHOLDERS' EQUITY
In connection with the public offering, discussed above, predecessor interests of the Company (including preferred unit interests) were exchanged for common shares of the Company. For financial reporting purposes, the transactions were considered a recapitalization of the Company, and all historical share data have been retroactively restated.

The Company has a long-term incentive plan under which 3.0 million shares of its common stock are authorized to be granted to employees and affiliates. The awards can be in the form of options, stock, phantom stock, cash, performance stock or stock appreciation rights. Concurrent with the initial public offering, the Company granted stock options covering 248,443 shares of common stock at $16.00 per share, and 32,813 shares of restricted stock, both vesting generally over five years. Prior to this grant, no options to purchase the Company's common stock were outstanding.

In August 2001, the Company's Board of Directors approved the repurchase of up to $5.0 million of the Company's outstanding common stock. Purchases will be made on a discretionary basis in the open market or otherwise over a period of time as determined by management subject to market conditions, applicable legal requirements and other factors. As of September 30, 2001, 240,600 shares had been repurchased at a total cost of $1.394 million.

3.   EXTRAORDINARY LOSS
In June 2001, the Company repaid all debt, incurring an extraordinary loss on the early retirement of debt of $0.8 million ($0.5 million after tax).

4.   INCOME TAXES
In connection with the initial public offering, the Company became subject to corporate level taxation and recorded a $2.6 million charge based upon cumulative book and tax basis differences at the date of change in taxpayer status. In addition, the Company has recorded an $0.8 million provision (a 35% effective tax rate) attributable to operating earnings after the initial public offering. From 1997 until the initial public offering the Company had not been subject to income taxes.

5.   PURCHASE OF THE MIDNIGHT RIDER
In June 2001, the Company purchased an existing pipelay/bury barge, the BH-400 (renamed the Midnight Rider), for $9.5 million.
This barge completed a required $1.0 million drydocking and was placed into service in September 2001.

6.   EARNINGS PER SHARE
The Company follows Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings per Share." Basic earnings per share is calculated by dividing income attributable to common stockholders by the weighted-average number of common shares outstanding for the applicable period, without adjustment for potential common shares outstanding in the form of options, warrants, convertible securities or contingent stock agreements. For calculation of diluted earnings per share, the number of common shares outstanding are increased (if deemed dilutive) by the weighted-average number of additional common shares that would have been outstanding if the dilutive potential common shares had been issued, determined using the treasury stock method where appropriate.

Common stock equivalents (related to stock options) excluded from the calculation of diluted earnings per share were 243,300 shares and 39,000 shares for the third quarters of 2001 and 2000, respectively, and 103,600 shares and 39,000 shares for the first nine months of 2001 and 2000, respectively, because they were anti-dilutive. None of the predecessor convertible preferred units were considered in the calculation of diluted earnings per share (prior to their being converted to common stock) because of their anti-dilutive effect.

7.   NEW ACCOUNTING STANDARDS
In July 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 143, "Accounting for Asset Retirement Obligations," effective for fiscal years beginning after June 15, 2002. This statement will require the Company to record the fair value of liabilities related to future asset retirement obligations in the period the obligation is incurred. The Company expects to adopt SFAS No. 143 on January 1, 2003. Due to the nature of the Company's assets, management believes that the adoption of this statement will not materially impact the Company's financial position or results of operations.

In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," which supersedes FASB Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of." The provisions of this statement are required to be applied for fiscal years beginning after December 15, 2001 and interim periods within those fiscal years. Given current conditions, this statement, which revises current guidance with respect to the process for measuring impairment of long-lived assets, is not expected to have a significant impact on the Company's financial position or results of operations.

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

Since 1997, we have increased the size of our fleet from three to nine construction and service vessels. In 1998, we added two diving support vessels and one supply/diving support vessel. In the first quarter of 2000, we added one fully redundant dynamically positioned, or DP-2, pipelay/bury barge and one DP-2 subsea construction vessel. In June 2001, we purchased a pipelay/bury barge, the BH-400 (renamed the Midnight Rider), which increased our capabilities on the Shelf and was placed into service in September 2001. We also have a contract to construct a new generation DP-2 vessel (the Midnight Warrior) for deepwater pipelay and subsea construction. As part of that construction contract, we have an option from the shipyard to construct a sister vessel. We continue to actively seek opportunities to expand our fleet either through construction or acquisition of vessels.

FACTORS AFFECTING RESULTS OF OPERATIONS
The demand for subsea construction services primarily depends on the prices of oil and natural gas. These prices reflect the general condition of the industry and influence our customers' willingness to spend capital to develop oil and natural gas reservoirs. In addition to the prices of oil and natural gas, we use the following leading indicators, among others, to forecast the demand for our services:

*    the offshore mobile rig count and jack-up rig count;
* forecasts of capital expenditures by major and independent oil and gas companies;
*    recent lease sale activity levels; and
*    the expiration dates of existing Gulf of Mexico leases.

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

RESULTS OF OPERATIONS
Quarter Ended September 30, 2001 Compared to the Quarter Ended
September 30, 2000

Revenues. Revenues were $15.6 million for the three months ended September 30, 2001 compared to $12.7 million for the three months ended September 30, 2000, an increase of 23%. Our third-quarter 2001 fleet-wide working days rose 15% from the year-ago quarter, as expansions to our fleet's available workdays resulted in an average vessel utilization of 76%, down from 82% achieved for the year-ago quarter. We were successful in making certain vessel substitutions within our fleet to accomplish that level of utilization amid very volatile market conditions. However, these vessel substitutions impacted our current quarter's effective pricing realizations. As a result, third-quarter 2001 average pricing levels for our services were 2% below average levels for the third quarter of 2000 and 14% below average levels for the second quarter of 2001.

Late in the second quarter of 2001, domestic natural gas and crude oil prices began to decline. This created caution throughout the industry, with a resultant dampening of market growth, and we started to note delays in the completion of shallow water drilling projects. Moreover, the tragic events of September 11th were a tremendous blow to an already weak economy. Our industry sector immediately felt the impact, with spot natural gas prices continuing to fall and reaching a low of $1.77 per thousand cubic feet (Mcf) on October 2, 2001. Recently, spot natural gas prices have rallied somewhat and closed at $2.75 per Mcf on November 7, 2001. From an activity standpoint, the weakened economy has caused our expectations of a resumption of stronger growth to be delayed until mid-2002. Additionally, we expect the offshore construction market to remain extremely price competitive until such time as growth in demand for our services occurs.

Gross Profit. Gross profit, which is revenues less cost of sales, was $3.9 million (25.1% of revenues) for the three months ended September 30, 2001 compared to $3.8 million (29.7% of revenues) for the three months ended September 30, 2000. The impact of an increase in our fleet's workdays was essentially offset by the lower realizations discussed above.

Depreciation and Amortization. Depreciation and amortization expense was $1.6 million for the three months ended September 30, 2001 compared to $1.2 million for the three months ended September 30, 2000, an increase of 33%. This increase primarily reflects the amortization of two drydockings incurred during late 2000 and mid-2001, as well as the placement of the Midnight Rider into service in September 2001.

General and Administrative Expenses. General and administrative expenses totaled $1.0 million (6.2% of revenues) for the three months ended September 30, 2001 compared to $1.0 million (7.7% of revenues) for the three months ended September 30, 2000. We anticipate that future general and administrative expenses will be impacted by costs related to our fleet expansion, our efforts to strengthen our deepwater activity levels and the additional costs associated with being a public entity.

Other Operating (Income) Expense, Net. Other operating expense was $1.0 million for the three months ended September 30, 2000 that was related to severance costs associated with a former employee and a provision for doubtful trade receivables.

Interest Income (Expense), Net. Net interest income was $0.2 million for the three months ended September 30, 2001 compared to net interest expense of $0.9 million for the three months ended September 30, 2000. This reflects the repayment of debt in mid-June of 2001 following our initial public offering.

Income Taxes.   In connection with our initial public offering,
we became subject to corporate level taxation. We recorded a $0.5 million provision (a 35% effective tax rate) during the three months ended September 30, 2001. From 1997 until the initial public offering we had not been subject to income taxes.

Net Income (Loss) Attributable to Common Stockholders. Net income to common stockholders for the three months ended
September 30, 2001 was $1.0 million, compared with a net loss of $0.4 million for the three months ended September 30, 2000.

Nine Months Ended September 30, 2001 Compared to the Nine Months
Ended September 30, 2000

Revenues. Revenues were $44.4 million for the nine months ended September 30, 2001 compared to $30.4 million for the nine months ended September 30, 2000, an increase of 46%. We were able to increase our fleet-wide working days 20%, primarily because of a strengthening in the offshore construction market versus the 2000 period, allowing us to achieve an average vessel utilization of 71%, up from 65% achieved for the first nine months of 2000.
This increased activity level allowed average pricing levels for our services to rise 17% over average levels for the first nine months of 2000.

Gross Profit. Gross profit was $12.1 million (27.3% of revenues) for the nine months ended September 30, 2001 compared to $7.1 million (23.2% of revenues) for the nine months ended September 30, 2000, an increase of 72%. This increase resulted from the expanded revenue base, higher overall fleet utilization and improved pricing levels for our services.

Depreciation and Amortization. Depreciation and amortization expense was $4.6 million for the nine months ended September 30, 2001 compared to $3.6 million for the nine months ended September 30, 2000, an increase of 28%. This increase primarily reflects the amortization of three drydockings incurred during mid-to-late 2000 and mid-2001, as well as the placement of the Midnight Rider into service in September 2001.

General and Administrative Expenses. General and administrative expenses totaled $3.0 million (6.7% of revenues) for the nine months ended September 30, 2001 compared to $2.8 million (9.2% of revenues) for the nine months ended September 30, 2000, an increase of 7%. Greater sales costs and the introduction of two additional vessels during the year 2000 primarily caused this increase.

Other Operating (Income) Expense, Net. Other operating expense was $1.0 million for the nine months ended September 30, 2000 that was related to severance costs associated with a former employee and the provision for doubtful trade receivables.

Interest Income (Expense), Net. Net interest expense was $1.3 million for the nine months ended September 30, 2001 compared to $2.9 million for the nine months ended September 30, 2000, a decrease of 55%. This decline reflects the repayment of debt in mid-June of 2001 following our initial public offering.

Income Taxes.   In connection with our initial public offering,
we became subject to corporate level taxation and recorded a $2.6 million charge based upon cumulative book and tax basis differences at the date of change in taxpayer status. In addition, we recorded an $0.8 million provision (a 35% effective tax rate) attributable to operating earnings after the initial public offering. From 1997 until the initial public offering we had not been subject to income taxes.

Extraordinary Loss. In June 2001, we repaid our debt and recognized a $0.5 million after-tax charge resulting from related prepayment penalties.

Net Income (Loss) Attributable to Common Stockholders. Net loss to common stockholders for the nine months ended September 30, 2001 was $0.8 million, compared with a net loss of $3.3 million for the nine months ended September 30, 2000.

LIQUIDITY AND CAPITAL RESOURCES
In June 2001, we completed an initial public offering of 5.0 million shares of our common stock for gross proceeds of $80.0 million; net proceeds were $72.6 million after underwriting commission and discounts and expenses totaling $7.4 million. We subsequently retired all debt, purchased the Midnight Rider and initiated the detailed engineering for the construction of the Midnight Warrior, discussed below. As of September 30, 2001, $25.6 million was invested in short-term securities, pending its targeted use for our deepwater expansion program (discussed below) and general corporate purposes. Concurrent with our initial public offering, the predecessor company's $5.3 million of preferred membership units were exchanged for 828,333 shares of our common stock.

Historically, our capital requirements have been primarily for the acquisition and improvement of our vessels and other related equipment. Capital expenditures totaled $12.0 million for the nine months ended September 30, 2001, primarily representing the purchase of an additional pipelay/bury barge, the Midnight Rider. In the future, we expect to contribute approximately $10 million representing our permanent equity in the Midnight Warrior to our Merchant Marine Capital Construction Fund account to take advantage of the income tax timing benefits associated with this program. In addition, we expect to fund our equity requirement for any future qualified capital investments in the same manner. We currently estimate capital expenditures for the remainder of 2001 to approximate $1 million, $35 million for 2002 and $35 million for 2003 and $8 million for 2004, primarily representing the construction of, and the equipment and support facilities associated with, the Midnight Warrior. These estimates exclude a total of approximately $8 million for routine dry-dock inspections of our vessels to be incurred over the 2002 through 2004 period. If we were to exercise our option to construct the Midnight Warrior II sister ship, we would increase our estimated capital expenditures by approximately $80 million, primarily incurring those costs in late 2002 through 2004. This option terminates on September 15, 2002.

In August 2001, the Board of Directors approved the repurchase of up to $5.0 million of the Company's outstanding common stock. Purchases will be made on a discretionary basis in the open market or otherwise over a period of time as determined by management subject to market conditions, applicable legal requirements and other factors. As of November 7, 2001, 253,600 shares had been repurchased at a total cost of $1.459 million.

We had an $8.0 million revolving line of credit with a bank that we recently let expire. Amounts outstanding under this revolving line of credit could not exceed 80% of eligible trade accounts receivable. We did not renew this revolving line of credit because we had no need for this facility in the near future and we are confident that this facility could be replaced, at similar terms, in a relatively short period of time.

Consistent with the focus towards investing in new technology, including deepwater capable assets such as the Midnight Warrior and the Midnight Warrior II sister ship, two of the last three vessels added to our fleet have been DP-2 deepwater capable. Through September 30, 2001 we have expended $24.5 million (in combined capital expenditures and operating lease payments) for these vessels, with an additional estimated $11.7 million to be incurred in associated operating lease payments through early 2005.

Upon completion of our initial public offering, we confirmed the Midnight Warrior's technical specifications and began the detailed engineering phase of the vessel and its pipelay equipment. This engineering work is due to be completed by December 1, 2001. As part of these discussions, we are in the process of extending our contract with the shipyard from December 15, 2001 until March 15, 2002.

The U.S. Department of Transportation Maritime Administration ("MARAD") has already issued a commitment to us, subject to customary conditions, to guarantee a 20-year financing covering 87.5% of the cost of constructing the initial design for the Midnight Warrior. However, because of changes to the size, capabilities, and cost of the vessel, we also completed and submitted a revised closing package to MARAD in September 2001. Recent events, including the September 11th terrorist attacks, have resulted in delays to MARAD's processing of our revised closing request. As a result, we requested, and received, an extension of their commitment from November 6, 2001 until May 6, 2002. After that date, MARAD has the option to terminate the commitment if we have not placed a portion of the permanent long-term financing. In the past, MARAD has not terminated commitments where the applicant was making demonstrable progress towards a closing. We cannot assure you that we will be able to demonstrate sufficient progress or that MARAD will not terminate its commitment after May 6, 2002. Although we have not yet entered into the underlying financing arrangements, we continue to believe that this MARAD commitment will provide us with more attractive financing terms than could otherwise be achieved. To the extent that any of our future vessel construction qualifies for a MARAD guarantee, we plan to apply to use this program.

If MARAD should terminate its commitment, we intend to proceed with the construction of the Midnight Warrior using alternative financing. We believe that any such alternative financing would be on terms less favorable than MARAD-guaranteed financing and would result in higher interest costs to us. We cannot assure you that we will be able to obtain any alternative financing or that any alternative financing that we are able to obtain will not require a greater equity investment by us in the vessel or provide a shorter maturity period. If we were not able to obtain alternative financing, our ability to implement our deepwater business strategy would be negatively impacted.

We currently are seeking at least $55 million from commercial lenders to provide interim construction financing for the Midnight Warrior pending the completion of the vessel and activation of the long-term financing guaranteed by MARAD. Our discussions with various commercial lenders regarding interim financing for the Midnight Warrior started in earnest in August of 2001. However, the September 11th terrorist attacks dramatically impacted banks' lending policies. Although we have received several preliminary term sheets to provide the required interim financing, they required significantly more collateral than we originally thought would be required. As a result, we are presently investigating several alternate sources, including a request of MARAD to provide construction period financing guarantees. If we were successful in obtaining these alternate financing sources, although no assurances can be given that we can obtain them, they would likely require significantly less collateral to be pledged during the construction of the vessel.

Our primary liquidity needs going forward are to fund identified vessel additions, to provide improvements associated with our expansion program, to provide working capital and to acquire our common stock (if any) on a discretionary basis. We intend to continue expanding our operating capabilities. Such an expansion may include the acquisition of existing vessels or of other businesses consistent with our deepwater strategy, although we are engaged in no definitive discussions related to such acquisitions at the present time.

We believe that our existing cash and short-term investments and cash flow from operations will be sufficient to meet our existing liquidity needs for the near term. We also believe that our existing cash and short-term investments and the interim construction financing we are seeking, in addition to our cash flow from operations, will be sufficient to complete our identified growth plans. If our plans or assumptions change or prove to be inaccurate, if we cannot obtain interim construction financing on satisfactory terms or if we make any additional acquisitions of existing vessels or other businesses, we may need to raise additional capital. We may not be able to raise additional funds, or we may not be able to raise such funds on favorable terms.

NEW ACCOUNTING STANDARDS
In July 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 143, "Accounting for Asset Retirement Obligations," effective for fiscal years beginning after June 15, 2002. This statement will require the Company to record the fair value of liabilities related to future asset retirement obligations in the period the obligation is incurred. The Company expects to adopt SFAS No. 143 on January 1, 2003. Due to the nature of the Company's assets, management believes that the adoption of this statement will not materially impact the Company's financial position or results of operations.

In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," which supersedes FASB Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of." The provisions of this statement are required to be applied for fiscal years beginning after December 15, 2001 and interim periods within those fiscal years. Given current conditions, this statement, which revises current guidance with respect to the process for measuring impairment of long-lived assets, is not expected to have a significant impact on the Company's financial position or results of operations.

Item 3.   Quantitative and Qualitative Disclosures About Market
Risk.

We are exposed to certain market risks that are inherent in the financial instruments arising from transactions that we enter into in the normal course of our business. In the past, it has not been our practice to enter into derivative financial instrument transactions to manage or reduce market risks or for speculative purposes, but our business has been subject to interest rate risk on our debt obligations in periods when such debt was outstanding. The fair value of debt with a fixed interest rate generally will increase as interest rates fall, given consistency in all other factors. Conversely, the fair value of fixed rate debt will generally decrease as interest rates rise.

                             PART II
                        OTHER INFORMATION

Item 2.   Changes in Securities and Use of Proceeds.

     None.

Item 6.   Exhibits and Reports on Form 8-K.

(a)  Exhibits filed as part of this report are listed below:

     None.

(b)  Reports on Form 8-K.

     None.

                           SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        Torch Offshore, Inc.

Date November 12, 2001              /s/ William J. Blackwell
                                    ---------------------------
                                        William J. Blackwell
                                 Chief Financial Officer and Director
                                 (Principal Financial and Chief
                                   Accounting Officer)