Form 10-K
period 2001-12-31
TORCH OFFSHORE INC
filed 2002-04-01
CIK 1129650

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   -----------

                                    FORM 10-K
(MARK ONE)
    [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2001

                                       OR

    [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                         COMMISSION FILE NUMBER 0-23653

                                   -----------

                              TORCH OFFSHORE, INC.
             (Exact Name of Registrant as Specified in its Charter)

                        DELAWARE                              74-2982117
            (State or Other Jurisdiction of                (I.R.S. Employer
             Incorporation or Organization)               Identification No.)
             401 WHITNEY AVENUE, SUITE 400
                   GRETNA, LOUISIANA                          70056-2596
        (Address of Principal Executive Offices)              (Zip Code)

       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (504) 367-7030

        SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT: NONE

           SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:
                     COMMON STOCK, $0.01 PAR VALUE PER SHARE

         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

         The aggregate market value of the voting stock held by non-affiliates of the Registrant as of March 22, 2002 was approximately $38 million. The number of shares of the Registrant's common stock, $0.01 par value per share, outstanding as of March 22, 2002 was 12,737,446.

                       DOCUMENTS INCORPORATED BY REFERENCE

         Portions of the Registrant's Proxy Statement for the Registrant's 2002 Annual Meeting of Stockholders to be filed pursuant to Regulation 14A are incorporated by reference into Part III of this Form 10-K.

                              TORCH OFFSHORE, INC.
                           ANNUAL REPORT ON FORM 10-K
                      FOR THE YEAR ENDED DECEMBER 31, 2001

                                TABLE OF CONTENTS



                                                                                                                    PAGE
                                                                                                                    ----
                                                                 PART I
Item 1.            Business......................................................................................     3
Item 2.            Properties....................................................................................    17
Item 3.            Legal Proceedings.............................................................................    17
Item 4.            Submission of Matters to a Vote of Security Holders...........................................    18
Item S-K 401(b).   Executive Officers of the Registrant..........................................................    18

                                                                PART II
Item 5.            Market for Registrant's Common Equity and Related Stockholder Matters.........................    18
Item 6.            Selected Financial Data.......................................................................    19
Item 7.            Management's Discussion and Analysis of Financial Condition and Results of Operations.........    20
Item 7a.           Quantitative and Qualitative Disclosure About Market Risk.....................................    28
Item 8.            Financial Statements and Supplementary Data...................................................    29
Item 9.            Changes in and Disagreements with Accountants on Accounting and Financial Disclosure..........    43

                                                               PART III
Item 10.           Directors and Executive Officers of the Registrant............................................    44
Item 11.           Executive Compensation........................................................................    44
Item 12.           Security Ownership of Certain Beneficial Owners and Management................................    44
Item 13.           Certain Relationships and Related Transactions................................................    44

                                                                PART IV
Item 14.           Exhibits, Financial Statement Schedules and Reports on Form 8-K...............................    44
                   Signatures....................................................................................    46
                   Glossary of Certain Industry Terms............................................................    G-1

                                     PART I

FORWARD-LOOKING STATEMENTS

This Form 10-K includes certain statements that are "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and
Section 21E of the Securities Exchange Act of 1934, as amended. All statements other than statements of historical facts included in this Form 10-K, including without limitation statements under "Item 1. Business," "Item 2. Properties" and "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" relating to future events or our future financial performance, including our business strategy, involve risks and uncertainties that are beyond our control. These factors may cause our Company's or our industry's actual results, levels of activity, performance or achievements to be materially different from those expressed or implied by the forward-looking statements. These risks and other factors include those listed under "Item 1. Business - Risk Factors" and elsewhere in this Form 10-K. In some cases, you can identify forward-looking statements by terminology such as "may," "will," "should," "could," "expects," "intends," "plans," "anticipates," "believes," "estimates," "predicts," "potential," "continue," or the negative of these terms or other comparable terminology.

These statements are based upon certain assumptions and analyses made by our management in light of its experiences and its perception of historical trends, current conditions, expected future developments and other factors it believes are appropriate in the circumstances. Many of these factors are beyond our ability to control or predict. We caution investors not to place undue reliance on forward-looking statements. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. We disclaim any intent or obligation to update the forward-looking statements contained in this report, whether as a result of receiving new information, the occurrence of future events or otherwise. When considering these forward-looking statements, you should keep in mind the factors described in "Item 1. Business - Risk Factors" and other cautionary statements in this Form 10-K.

ITEM 1. BUSINESS

GENERAL

Torch Offshore, Inc. provides subsea construction services in connection with the infield development of offshore oil and natural gas reservoirs. We are a leading service provider in our market niche of installing small diameter flowlines and related infrastructure associated with the development of offshore oil and natural gas reserves on the Continental Shelf of the Gulf of Mexico (the "Shelf"). Our customers are major energy companies as well as independent oil and natural gas operators. The primary services we provide include:

o  installation of flowlines and related infrastructure;

o  pipeline tie-ins and tie-backs;

o  riser installation;

o  pipeline surveys and installation engineering; and

o  integrated construction support.

Our vessels primarily install marine pipelines that transport oil and natural gas to production platforms and subsea production systems. We also connect production platforms to trunklines that transport oil and natural gas to shore. In a typical offshore field, several development wells are drilled to produce the field. The production from each of the wells is then transported through relatively small diameter flowlines to a production platform where it is aggregated and sometimes treated before being transported through a larger trunkline to shore. The wells frequently are completed on the ocean floor with production systems that need to be connected by umbilicals to the platform so that power can be supplied to the subsea systems and communications and control can be maintained. Umbilicals are control lines arranged in a bundle that can include power cables and injection lines. We specialize in the installation and connection of these smaller flowlines and umbilicals, including the simultaneous laying and burying of flowlines and the laying of both flexible flowlines and coiled tubing. Combining our dive support vessels and remotely operated vehicles with our pipelay vessels allows us to install pipelines in a more coordinated fashion than is typical in our industry.

Historically, we have focused on performing projects involving pipelines of 12 inches or less in diameter in water depths of 200 feet or less on the Shelf. Pipelines located in water depths of 200 feet or less are required to be buried below the sea floor. We provide additional services in connection with the infield development of offshore oil and natural gas fields, including inspection and maintenance services, pipeline tie-ins and tie-backs, riser installation, pipeline surveys and installation engineering and integrated construction support. These services support offshore infrastructure construction projects involving pipelines, production platforms and subsea production systems and are frequently performed in conjunction with our pipelay or umbilical installations. Our vessels provide a mobile above-water platform that functions as an operational base for divers in water depths up to 1,000 feet and for remotely operated vehicles at all practical water depths. In water depths up to 1,000 feet, we typically use our own divers and dive support personnel because we believe it provides greater control over project costs and improves the quality of work performed. We own and operate two saturation diving systems and provide support services for hook-up and structure abandonment, including barge and logistic support, minimal steel fabrication, call-out diving and the chartering of vessels.

The following table sets forth our historical operating data for the periods indicated:

                                                                                     YEARS ENDED DECEMBER 31,
                                                                    2001          2000         1999          1998         1997
                                                                 ------------ ------------ ------------- ------------ -------------
     Pipelay:
       Total mileage........................................          190            194          117           137          122
       Number of jobs.......................................           66             64           31            44           45
       Water depth range (feet).............................       10-305          9-310        8-275        15-235       20-235
       Diameter range (inches)..............................         2-16           2-10         2-12           2-8         3-12
       Diameter breakdown (as % of revenues):
         2"-3"..............................................            3%            11%          12%           10%           4%
         4"-6"..............................................           74%            72%          63%           78%          80%
         8"-10".............................................           17%            17%          22%           12%          12%
         12"+...............................................            6%             0%           3%            0%           4%
      Average length per job (miles) .......................          2.9            3.0          3.8           3.1          2.7
      Average revenue per mile..............................     $262,100     $  207,800    $ 155,600     $ 236,482    $ 319,303
     Other: (1)
       Number of jobs.......................................           15              8           21            29           --
       Water depth range (feet).............................        5-500       50-3,700       15-328        20-480           --
       Average revenue per job..............................     $616,900     $  737,400    $ 145,200     $ 235,345           --

(1) Other includes inspection and maintenance services, pipeline tie-ins and tie-backs, riser installation, pipeline surveys and installation engineering and integrated construction support. Prior to 1998, our operations were limited to pipelaying.

Our business was started in 1978. Torch Offshore, Inc., a Delaware corporation, was formed in January 2001 in connection with our initial public offering. Our principal executive offices are located at 401 Whitney Avenue, Suite 400, Gretna, Louisiana 70056-2596, and our telephone number at that address is (504) 367-7030.

As used herein, the terms "Company," "Torch Offshore," "we" and "us" refer to Torch Offshore, Inc., unless the context requires otherwise. Certain terms relating to the industry are defined in "Glossary of Certain Industry Terms," which begins on page G-1 of this Form 10-K.

INDUSTRY

General. The subsea construction industry installs and maintains platforms, pipelines and subsea production equipment for offshore oil and natural gas producers. Demand for subsea construction services is driven by:

o  worldwide demand for oil and natural gas;

o  discoveries of new reserves;

o the amount of capital spending associated with developing new oil and natural gas fields;

o the need to maintain and repair existing offshore production facilities during their economic life; and

o regulatory requirements to remove production facilities after depletion of the fields.

These factors are predominantly influenced by oil and natural gas prices. The time required to drill an exploratory well and formulate a development plan creates a time lag between the start of drilling activities and increased demand for offshore construction services. Shelf fields may require from three to 12 months from successful drilling activities to development. Deepwater fields typically require at least three years from exploratory drilling activities to development.

In addition to the influence that oil and natural gas prices have on demand, seasonality also plays a role in the timing of contracts received by the Company. A larger portion of the contracts awarded for marine construction in the Gulf of Mexico transpire in the spring and early summer and are usually performed before the adverse weather conditions of the winter months commence, as many of the projects are completed within a relatively short period of time. Therefore, the second and third quarter earnings are usually influenced positively by these seasonality factors.

Shelf Market Compared to Deepwater Market. There are a number of characteristics about the deepwater market that differentiate it from the Shelf market.

On the Shelf, wells are generally drilled using conventionally moored semisubmersible drillings rigs or jack-ups. Fixed platforms can be installed using conventionally moored construction vessels. Afterwards, the pipeline and riser infrastructure can be installed using conventionally moored S-lay vessels and 4-point dive boats equipped with mixed gas or saturation diving equipment. Collectively these technologies are mature, and while there have been improvements, the basic processes have not fundamentally changed in the last 25 years.

In deepwater, exploration and development techniques are significantly different. Deepwater drilling and construction vessels are larger and more sophisticated than Shelf vessels and are typically equipped with dynamic positioning, or DP, systems that allow them to move or hold position within tight tolerances without using conventional moorings. This capability is a requirement for holding position in deepwater and for umbilical and pipelay installation operations. In addition, fixed structures are replaced by either floating production systems or subsea facilities.

Several different physical configurations have been used for floating production systems. In the Gulf of Mexico, tension leg platforms, spars, and floating production units have been used. In other deepwater regions of the world, floating production, storage and offloading vessels have also been used. Each of these systems requires subsea field development hardware, including mooring equipment, wellheads, manifolds, infield pipelines, risers and infield umbilicals. We intend to focus our deepwater expansion efforts generally on the installation of this equipment and particularly on the installation of infield flowlines and related infrastructure, where we have analogous expertise operating on the Shelf.

Because of the higher absolute cost of production, construction and drilling equipment, the deepwater and ultra-deepwater markets are dominated by major oil and natural gas companies and a few large independents and state-owned oil and natural gas companies. In the Gulf of Mexico, deepwater production has been much more prolific and oil prone than existing production on the Shelf. Our management believes that the net effect has been that, despite the high absolute costs of deepwater production, the costs per barrel produced have been relatively modest.

Industry Spending. The amount of capital expended by oil and natural gas companies fluctuates from year to year based on the overall volatility of oil and natural gas prices. The independent oil and natural gas operators tend to demonstrate more sensitivity to the fluctuation of commodity prices. However, the major energy companies are less affected by commodity prices and have recently remained in an expansion mode, especially in areas such as the deepwater Gulf of Mexico.

STRATEGY

We believe that we are well positioned to take advantage of activity in the Gulf of Mexico and that our greatest long-term future growth opportunities lie in the natural extension of our niche services into deepwater. Our strategy, therefore, is to continue to take advantage of opportunities on the Shelf while expanding our niche services into the deepwater markets of the Gulf of Mexico and of the South Atlantic Basin. We intend to execute our deepwater expansion strategy by:

o focusing on projects involving small diameter infield flowlines and related infrastructure where we have analogous expertise on the Shelf;

o providing cost effective services through an expanded fleet of specially designed and equipped vessels; and

o  leveraging our alliance and customer relationships.

Our expertise and experience in our market niche on the Shelf should provide us with an advantage in the analogous deepwater market. Development projects in deepwater require many of the same types of services we currently provide on the Shelf. For example, deepwater production facilities such as tension leg platforms, spars and floating production, storage and offloading vessels all require the extensive use of small diameter pipelines and umbilicals. These small diameter lines provide similar functions in deepwater that they provide on the Shelf.

We believe that we have an advantage in our market niche on the Shelf because of the cost efficiencies derived from the design and capabilities of our vessels, as well as from our operating methodology which takes advantage of our dive support vessels and divers, both of which are used to complete riser and pipeline tie-ins without impeding the progress of our pipelay barges. The vessels used to install trunklines are larger and require larger crews than the vessels we operate, making it less cost effective for them to compete with us for small diameter infield installation services. We believe that we can extend this advantage to deepwater markets by employing purpose-built vessels that are specially designed and equipped to provide our niche services in the most efficient and cost effective manner. To that end, in 2000 we initiated our deepwater capabilities by completing the construction of a fully redundant, dynamically positioned ("DP-2") pipelay/bury barge and chartering a new DP-2 subsea construction vessel. In early 2002, we purchased a 520-foot vessel that we will convert to a DP-2 offshore construction vessel with our patent-pending pipelay system. The conversion of this vessel will make it a new generation, specially designed and equipped deepwater pipelay and subsea construction vessel capable of operating in water depths of up to 10,000 feet.

It has been our management's experience that major integrated oil companies approach large development projects in deepwater regions by dividing them into discrete functional work packets which are then bid and awarded to a series of individual contractors who have been pre-qualified to perform a particular function. Major integrated oil companies maintain a group of construction experts on staff to divide up the work scope, to identify qualified contractors, and to coordinate and supervise the work program using these multiple contractors. This approach to contracting is frequently referred to as "best-in-class" contracting.

It has been management's experience that the other major approach, termed "EPIC" contracting (engineer, procure, install, and commission), is preferred by independent oil and natural gas operators as well as by many foreign national oil companies. In EPIC contracting, a large engineering firm undertakes to deliver the completed project for a lump sum regardless of the functional requirements. That contractor then directly performs those portions of the scope within its capabilities and subcontracts out those where it does not have "in house" talent or capacity. The integration functions are the responsibility of the EPIC contractor.

Because the major integrated oil companies are disproportionately present in deepwater, we believe that best-in-class contracting will dominate for the deepwater portions of our business activity. We are able to pre-qualify and to bid directly to the major integrated oil companies without having to provide other engineering/contracting services. At the same time, on the Shelf, where independent oil and natural gas operators predominate, we can continue to bid through the engineering firms who provide project management and other EPIC services to these clients.

Many of our Shelf customers are also active in deepwater exploration and development. We intend to leverage our customer relationships, including our alliance with Unocal Corporation, to obtain deepwater projects. In addition to our deepwater expansion strategy, we intend to maintain a flexible fleet in order to take advantage of periods of increased activities on the Shelf. The design and capabilities of our existing vessels allow us to be a low-cost provider of pipeline installation and subsea construction services on the Shelf. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Outlook."

OUR FLEET

We operate a diversified fleet of nine construction and service vessels. Additionally, in January 2002 we purchased the Smit Express and deferred the construction of the Midnight Warrior, which remains an economically viable option. The Smit Express will be converted to a DP-2 deepwater offshore construction vessel with our patent-pending pipelay system and renamed the Midnight Express. The following table summarizes the capabilities of the nine vessels in our current fleet and the Midnight Express.

VESSEL                                   CAPABILITIES
---------------------------------------- ----------------------------------------------------------------------------------------
Midnight Brave........................   Simultaneous lay and bury up to 20" diameter pipe. Sequential lay and bury operations for up to 12" diameter pipe in water depths of up to 400 feet.

Midnight Rider........................   Lay pipe up to 36" in diameter in water depths of up to 30 feet. Simultaneous lay and bury up to 10" diameter pipe in water depths up to 600 feet and up to 12" diameter pipe in water depths up to 300 feet.

Midnight Express......................   Designed to lay pipe up to 12" diameter for rigid pipelines or 15" diameter for flexible flowlines in water depths of up to 10,000 feet and to provide diverless subsea construction support in water depths of up to 10,000 feet.

Midnight Runner.......................   Simultaneous lay and bury up to 20" diameter pipe in water depths of up to 80 feet.
                                         Sequential lay and bury operations for up to 8" diameter pipe in water depths of up to
                                         200 feet.

Midnight Dancer.......................   Subsea construction with surface supply diving.

Midnight Star.........................   Subsea construction with surface supply or saturation diving.

Midnight Carrier......................   Subsea construction with surface supply or saturation diving.

Midnight Fox..........................   Support vessel (fuel, water, crew change) with capability to perform limited surface supply diving.

Midnight Eagle........................   Simultaneous lay and bury up to 8" diameter pipe in water depths of up to 100 feet.
                                         Sequential lay and bury operations for up to 10" diameter pipe in water depths of up to
                                         200 feet and reel lay of up to 6" diameter pipe in water depths of up to 2,400 feet. Also capable of saturation diving.

Midnight Arrow........................   Diverless subsea construction in water depths of up to 10,000 feet.

MIDNIGHT BRAVE - PIPELAY/BURY BARGE

The Midnight Brave was purchased in 1987 and presently has a pipelay ramp, five workstations, a stinger and a digitally controlled 50 Kips tensioner. The vessel is 275 feet long and 70 feet wide and has accommodations for 80 workers and is controlled using a seven-point mooring system.

MIDNIGHT RIDER -- PIPELAY/BURY BARGE

Built in 1995, the vessel is equipped to lay and bury pipe using the conventional S-lay method. Equipped with five workstations, the vessel features a 50-foot stinger, a 110-foot stinger and a 50 Kips tensioner. The vessel is 260 feet long, 72 feet wide, has accommodations for up to 84 workers and is controlled using an eight-point mooring system.

MIDNIGHT EXPRESS (SMIT EXPRESS) - PIPELAY/SUBSEA CONSTRUCTION VESSEL

The Smit Express was a LASH (Lighter Aboard Ship) barge transporter. We purchased the vessel for $9.75 million in January 2002 and plan to place the vessel into service in the third quarter of 2003 upon completion of the conversion and sea trials. The ship is 520 feet long overall with a breadth of 100 feet. The conversion will equip the vessel with our patent-pending pipelay system, a DP-2 system, a 2,500 square meter weather deck that will increase the ship freeboard to nearly 14 feet, a 12 MW diesel electric generating plant, stern azimuthing Z-drives and bow thrusters, ship services for project requirements, a 300 Te (metric ton) pedestal crane, a 2 X 20 Te gantry crane, two abandonment and recovery winches to approximately 7,000 feet, a helideck for a S-61 and accommodations for 132 people and 5 offices.

MIDNIGHT RUNNER -- PIPELAY/BURY BARGE

The Midnight Runner was built in 1983 and presently has a seven-point mooring system, two spuds, four workstations, a 30 Kips tensioner, generators and ancillary equipment as well as accommodations for 30 workers. The vessel is 160 feet long and 54 feet wide.

MIDNIGHT DANCER--DIVING SUPPORT VESSEL

The Midnight Dancer was purchased in 1994 and presently has a 30-ton crane, a four-point mooring system, an air diving system and accommodations for 46 workers. The vessel is 195 feet long and 40 feet wide.

MIDNIGHT STAR -- DIVING SUPPORT VESSEL

The Midnight Star was purchased in 1997 and presently has a four-point mooring system, a moonpool, a 650-foot saturation diving system, an air diving control room, a 40-ton crane, a 20-ton crane and accommodations for 42 workers. The vessel is 197 feet long and 42 feet wide.

MIDNIGHT CARRIER -- DIVING SUPPORT VESSEL

The Midnight Carrier was a pipe carrier that we purchased in May 1998. We then initiated a series of overhauls and upgrades to allow the vessel's use as a large four-point diving support vessel. We added a 650-foot four-point mooring system and additional accommodations in 2000. The vessel is 270 feet long and 58 feet wide and accommodates 36 workers.

MIDNIGHT FOX -- SUPPLY/DIVING SUPPORT VESSEL

Built in 1998, the Midnight Fox is equipped with a bow thruster, a four-point mooring system and a joystick for live boat operations. While this vessel can serve as a diving support vessel, its present primary role is as a personnel transport and supply vessel supporting the rest of our fleet. The vessel is 130 feet long and 28 feet wide.

MIDNIGHT EAGLE - PIPELAY/BURY BARGE

The Midnight Eagle was purchased in 1997 and placed in service in 2000 after adding a DP-2 system, a 20-foot hull mid section, two 10-foot wide sponsons, four diesel driven azimuthing thrusters, a mooring/abandonment and recovery winch, accommodations for 57 workers, generators and ancillary equipment. A conventional firing line consisting of four workstations for S-lay, a reeled pipelay system for J-lay and a simultaneous jetting system were also installed. We have also added a 1,000 foot saturation diving system. The vessel is 190 feet long and 76 feet wide.

MIDNIGHT ARROW - SUBSEA CONSTRUCTION VESSEL

The Midnight Arrow was delivered to us in early 2000 on a five-year new-build charter. Under the charter, we have an exclusive option to purchase the vessel for $8.25 million and the ability to extend the charter for an additional two years. The vessel has a DP-2 system, accommodations for 54 workers, ROV capabilities to approximately 10,000 feet, a helideck and a 50-ton crane. The vessel is 197 feet long and 44 feet wide.

SAFETY & QUALITY ASSURANCE

In this performance-based industry where all advantages and disadvantages are exploited, a successful safety program can be an invaluable tool. We maintain an award winning safety assurance program to reduce the possibility of accidents. Our Health, Safety and Quality ("HSQ") system, known as the "Top to Bottom Safety Program," establishes guidelines to ensure compliance with all applicable state and federal safety regulations and provides training and safety education through new employee orientations, which include first aid and CPR training. In addition, prospective employees are required to submit to alcohol and drug testing. After an accident or other health or safety occurrence, the HSQ system representative will investigate the incident and further evaluate and, when necessary, refine the safety procedures to prevent similar incidents from occurring. Employees who do not adhere to our health, safety and environmental guidelines could face immediate termination. We believe that the HSQ system has been very effective in mitigating exposure and averting losses while helping to attract and retain customers and employees.

Industry associations, government regulators and our peers have recognized our commitment to safety. In 2001 and 2000, we received special recognition by the National Ocean Industries Association, the main trade organization for the offshore services industry, for our "highly innovative and meritorious" Top to Bottom Safety Program. We have also received commendations in 2001 from the United States Coast Guard (the "Coast Guard"), the Minerals Management Service and the Marine Board of the National Research Council for our significant safety achievements and continuing dedication to the safety of life at sea. The Coast Guard has also honored us in 2000 with a Certificate of Appreciation in recognition of notable services that have assisted greatly in furthering the aims and functions of the Coast Guard and for outstanding and innovative efforts in promoting offshore safety.

CUSTOMERS & CONTRACTING

Our customers are primarily major energy companies and independent oil and natural gas companies operating in the Gulf of Mexico. During 2001 and 2000, we provided subsea construction services to 40 and 33 customers, respectively. No individual customer accounted for more than 10% of our revenues in the year ended December 31, 2001, while Coastal Oil & Gas and Oceanografia accounted for 15.5% and 11.1%, respectively, of our revenues for the year ended December 31, 2000. The level of construction services required by any particular customer depends on the size of that customer's capital expenditure budget devoted to development in any particular year. Consequently, customers that account for a significant portion of contract revenues in one fiscal year may represent an immaterial portion of contract revenues in a subsequent fiscal year. With the exception of the alliance agreement with Unocal Corporation, our Shelf construction contracts are typically of short duration, ranging from several days to two months.

We are normally awarded contracts from our customers by means of a highly competitive bidding process whereby customers typically request bids a few months prior to commencement of a project. We maintain a focused marketing effort through market analysis and a dedicated sales force. We also maintain an up-to-date database of market studies and statistical bidding analyses. We further market ourselves to customers through localized efforts in Houston, Texas and southeastern Louisiana. Most contracts are awarded on a fixed-price basis, but we also perform work under "cost-plus" and "day rate" arrangements as well as under hybrids of these arrangements. Under fixed-price contracts, we provide specified services at a fixed price regardless of the amount of time and materials actually required. As a result, we are responsible for all cost overruns. Consequently, although fixed-price contracts may offer greater potential profits, they also involve more risk than a cost-plus arrangement. Under cost-plus arrangements, we receive a specified fee in excess of the direct labor and material costs incurred. We are therefore protected against cost overruns, but do not benefit directly from cost savings. For projects involving day rate arrangements, our charges are based upon a rate schedule for the services provided.

As we expand our operations into deepwater, the typical contract profile is likely to change so that lead time, duration and our backlog of awarded but unexecuted projects will increase. We also expect that a larger portion of our contracts will be with major oil companies as the deepwater market continues to develop.

ALLIANCE AGREEMENT

Since May 1999, we have operated under an annual alliance agreement with Unocal Corporation ("Unocal") under which we provide at least 80 percent of the pipelay, burial and riser installation projects for Unocal's operations in the Gulf of Mexico in water depths of up to 200 feet. Unocal conducts exploration, development and production activities on the Shelf and deepwater areas of the Gulf of Mexico. Under the alliance agreement, Unocal also considers us for projects, on a non-exclusive basis, in water depths greater than 200 feet. We are currently negotiating the specifications with Unocal in order to extend the alliance for another year and expect the alliance agreement to be finalized in the near future.

COMPETITION

The offshore marine construction industry is highly competitive. While we believe that availability and the capability of equipment and personnel, the reputation and experience of management and the efficiency and safety record of the contractor are important factors in this industry, price is the primary factor that determines which qualified contractor is awarded the contract. Contracts for work on the Shelf are typically awarded on a competitive bid basis one to three months prior to commencement of operations. Customers usually request bids from all companies which they believe are technically qualified to perform the project. In order to ensure that our Company has an opportunity to bid for these projects, our marketing staff maintains contacts with offshore operators as well as with the independent engineering firms that manage their construction projects.

The lower degree of complexity and capital costs involved in Shelf marine construction activities has allowed many entrants into that subsegment of the market, most of whom are involved only in Shelf activities. There are relatively few barriers to entry and older installation equipment is typical of these flexible, low overhead companies. In addition, companies are differentiated by their capabilities to perform "offshore" versus only "inshore," or in state waters. For conventional offshore pipelay projects on the Shelf, we primarily compete with Global Industries, Ltd. and Horizon Offshore, Inc., although Stolt Offshore S.A. and Saipem S.p.A. maintain a presence in this market.

For deepwater pipelay projects, the barriers to entry are numerous as the projects are engineering and capital intensive with project lives measured in years rather than months. The vessels are capital intensive and the supporting technology is not widely distributed. In the deepwater, the major pipelay competitors are foreign companies that include Technip-Coflexip, Stolt Offshore S.A., Saipem S.p.A. (including Saibos), Allseas Group S.A., and Heerema Group. Some of the domestic deepwater contractors include Halliburton-Subsea, J. Ray McDermott, Global Industries, Ltd. and Cal Dive International, Inc. The Company believes it is able to differentiate itself from this competition by having the lowest capital intensity, which is a function of maintaining focus on its specialty of infield flowlines and tiebacks.

BACKLOG

We do not consider our backlog amounts to be a reliable indicator of future revenue because most of our Shelf-based contracts are awarded and performed within a relatively short period of time. Thus, our backlog can fluctuate significantly based on the level of drilling activity on the Shelf, the timing of contract awards and the seasonal operating activity level throughout the year. As deepwater projects become more prevalent in our product mix, we expect to see an increased backlog because these projects have longer lead times than their Shelf-based counterparts.

PATENT-PENDING PIPELAY SYSTEM

Lyle G. Stockstill, Chairman of the Board and Chief Executive Officer, has designed a pipelay system that is currently in the patent-pending stage. The patent-pending pipelay system will be installed in the conversion of the Midnight Express and is designed to combine the advantages of several systems already in use such as the ability to lay limited lengths of products at high laying rates from a reel, the ability to lay unlimited lengths of rigid pipelines without the need to come back to dock to reload with the capacity to spool pipelines from an on-board firing line, and the ability to J-lay pipelines or other products in order to minimize top tension. The pipelay system includes a storage reel made of two drums operated independently, each capable of storing up to 600 Te of product depending on product diameter and schedule; a stern laying tilting tower (from 65(degree) to 90(degree)) supporting, from top to bottom, two bend controllers, a straightener, a 160 Te tensioner, two workstations, a hang-off clamp, a pipe monitoring system and a product departure roller box and a six-station firing line.

EMPLOYEES

As of December 31, 2001, we had a total of 248 employees. Approximately 215 were operating personnel and 33 were corporate, administrative and management personnel. None of our employees belong to a union or are employed pursuant to any collective bargaining agreement or any similar arrangement.

GOVERNMENT AND ENVIRONMENTAL REGULATION

General. Many aspects of our offshore marine construction industry are subject to extensive governmental regulation by the Coast Guard, the National Transportation Safety Board, the United States Customs Service (the "Customs Service") and the Occupational Safety and Health Administration, as well as by private industry organizations such as the American Bureau of Shipping. The Coast Guard and the National Transportation Safety Board set safety standards and are authorized to investigate vessel accidents and recommend improved safety standards, and the Customs Service is authorized to inspect vessels at will. The Occupational Safety and Health Administration performs similar functions with respect to both offshore and onshore facilities.

We are required by various governmental and quasi-governmental agencies to obtain various permits, licenses and certificates with respect to our operations. We believe that we have obtained or will be able to obtain, when required, all permits, licenses and certificates necessary to conduct our business.

Maritime. Some of our employees are covered by provisions of the Jones Act, the Death on the High Seas Act and general maritime law. Other non-maritime employees are covered by the U.S. Longshoremen and Harbor Workers Compensation Act. These laws typically operate to make liability limits established by state workers' compensation laws inapplicable to these employees and to permit these employees and their representatives to pursue actions against employers for job related injuries in federal courts. Since we are not protected by the limits imposed by state workers' compensation statutes, we may have greater exposure for any claim made by these employees.

Because we engage in certain activities that may constitute "coastwise trade" within the meaning of federal maritime regulations, we are also subject to regulation by the United States Department of Transportation Maritime Administration ("MARAD"), in addition to the Coast Guard and the Customs Service. Under these regulations, only vessels owned by United States citizens which are built and registered under the laws of the United States may engage in "coastwise trade." Furthermore, the foregoing citizenship requirements must be met in order for us to qualify for financing guaranteed by MARAD. To enjoy the benefits of United States registry, United States coastwise trade and MARAD-guaranteed financing, we must maintain United States citizenship as defined in the Shipping Act of 1916 and the regulations thereunder. Under these regulations, to maintain United States citizenship, our president or chief executive officer, the chairman of our board of directors and a majority of a quorum of our board of directors must be

United States citizens. Further, at least 75% of the ownership and voting power of our capital stock must be held by United States citizens, as defined in the Shipping Act and the regulations thereunder.

Environmental. Numerous federal, state and local laws and regulations relating to protection of the environment affect our operations. The technical requirements of these laws and regulations have become more complex and stringent in recent years, and compliance is becoming increasingly difficult and expensive. However, we do not believe that compliance with current environmental laws and regulations is likely to have a material adverse affect on our business or financial condition. Some environmental laws provide for strict liability for remediation of spills and releases of hazardous substances, including oil, into the environment, and some impose liability for damages to natural resources or threats to public health and safety. Sanctions for noncompliance may include revocation of permits, corrective action orders, administrative or civil penalties, and criminal prosecution. It is possible that changes in the environmental laws and enforcement policies under these laws, or claims for damages to persons, property, natural resources or the environment, could result in substantial costs and liabilities. Our insurance policies provide liability coverage for sudden and accidental occurrences of pollution and/or cleanup and containment of the foregoing in amounts that we believe are comparable to policy limits carried by others in the offshore construction industry.

The Oil Pollution Act of 1990 (the "Oil Pollution Act") and regulations promulgated thereunder impose a variety of regulations on "responsible parties" related to the prevention of oil spills and liability for damages resulting from such spills. A "responsible party" includes the owner or operator of an onshore facility, pipeline, or vessel, or the lessee or permittee of the area in which an offshore facility is located. The Oil Pollution Act assigns liability to each responsible party for oil removal costs and a variety of public and private damages. Vessels subject to the Oil Pollution Act, other than tank vessels, are subject to liability limits of the greater of $500,000 or $600 per gross ton. A party cannot take advantage of liability limits if the spill was caused by gross negligence or willful misconduct or resulted from violation of a federal safety, construction or operating regulation. If the party fails to report a spill or to cooperate fully in the cleanup, the liability limits likewise do not apply. Few defenses exist to the liability imposed under the Oil Pollution Act. The Oil Pollution Act also imposes ongoing requirements on a responsible party including preparation of an oil spill contingency plan and proof of financial responsibility (to cover at least some costs in a potential spill) for vessels in excess of 300 gross tons. We believe that we currently have in place appropriate spill contingency plans and have established adequate proof of financial responsibility for our vessels.

The Clean Water Act and analogous state laws provide strict controls on the discharge of pollutants into the navigable waters of the United States and impose liability for the costs of remediating releases of petroleum and other hazardous substances. These laws provide for administrative, civil and criminal penalties for any unauthorized discharge of oil and other hazardous substances in reportable quantities and impose substantial potential liability for the costs of removal, remediation and damages. Our vessels routinely transport small amounts of hazardous substances and also carry diesel fuel for their own use. All vessels we operate have vessel response plans to deal with potential spills of hazardous substances including oil or its derivatives.

The Outer Continental Shelf Lands Act provides the federal government with broad discretion in regulating the release of oil and natural gas in connection with offshore oil and natural gas production. Because our operations rely on offshore oil and natural gas exploration and production, if the government were to exercise its authority under the Outer Continental Shelf Lands Act to restrict the availability of offshore oil and natural gas leases, such an action could have a material adverse effect on our financial condition.

The Comprehensive Environmental Response, Compensation and Liability Act (CERCLA) and similar laws impose liability for releases of hazardous substances into the environment. CERCLA currently exempts crude oil from the definition of hazardous substances for purposes of the statute, but our operations may involve the use or handling of other materials that may be classified as hazardous substances. CERCLA assigns strict liability to each responsible party for all response and remediation costs, as well as natural resource damages. Few defenses exist to the liability imposed by CERCLA. We are not currently aware of any events that, if brought to the attention of regulatory authorities, would lead to the imposition of CERCLA liability.

Exploration and Production Industry. We depend on the demand for our services from the oil and natural gas industry. Therefore, changes to laws, regulations, taxes and policies relating to the oil and natural gas industry can also affect our business. For example, the exploration and development of oil and natural gas properties located on the Outer Continental Shelf of the United States is regulated primarily by the Minerals Management Service. The Minerals Management Service has broad authority over such operations. It must approve and grant permits in connection with drilling and development plans submitted by oil and natural gas companies. Additionally, the Minerals Management Service has promulgated regulations requiring offshore production facilities to meet stringent engineering and construction specifications restricting the flaring or venting of natural gas, governing the plugging and abandonment of wells and controlling the removal of production facilities. Further, under some circumstances, the Minerals Management Service has the authority to require the suspension or termination of any operations on federal leases, and has proposed regulations that would permit it to expel unsafe operators from offshore operations. The Minerals Management Service also has established rules governing the calculation of royalties and the valuation of crude oil produced from federal offshore leases. The Minerals Management Service has issued regulations regarding costs for natural gas transportation, which are deductible for royalty valuation purposes when natural gas is sold off lease. Delays in the approval of plans and issuance of permits by the Minerals Management Service because of staffing, economic, environmental or other reasons could adversely affect our operations by limiting demand for our services. We cannot predict how the Minerals Management Service regulations may be amended in the future. However, any change in Minerals Management Service regulations that adversely affects offshore oil and natural gas operations has the potential to limit demand for our services and adversely impact our future operations and earnings.

Other federal agencies like the Federal Energy Regulatory Commission and state authorities continue to heavily regulate the natural gas transportation market. These regulations affect the price and terms for access to pipeline transportation and the economics of natural gas production, transportation and sales. To a lesser degree, transportation of crude oil by pipeline is also subject to regulation. Any changes in these regulations that adversely affect the market for natural gas or crude oil may adversely affect our business by limiting demand for our services.

INSURANCE

Our operations are subject to the risks inherent in offshore marine activity. These risks include personal injury and loss of life or property, environmental accidents, mechanical failures and collisions. Damages arising from an occurrence may in the future result in the assertion of potentially large claims against us.

We maintain comprehensive insurance covering our assets and operations, including marine employers' liability insurance and workers' compensation, at levels we believe are consistent with industry standards. Our workers' compensation and marine employers' liability insurance includes U.S. Longshoremen and Harbor Workers Compensation Act and maritime and outer continental shelf endorsements. In addition to our primary liability insurance, we maintain excess and umbrella policies for up to a $30 million limit. We also maintain other coverage for water pollution, automobile, property, hull and commercial crimes. We do not maintain insurance for the cost of replacing the constructive total loss of vessels. However, we believe that some risks are not insurable, or that insurance to cover such risks is available only at rates that we do not consider to be commercially reasonable. We cannot assure you that our insurance coverage will be adequate in all circumstances or against all hazards, nor can we assure you that we will be able to maintain adequate insurance coverage in the future at commercially reasonable rates or on acceptable terms.

RISK FACTORS

A SUBSTANTIAL OR EXTENDED DECLINE IN OIL OR NATURAL GAS PRICES COULD RESULT IN LOWER EXPENDITURES BY THE OIL AND NATURAL GAS INDUSTRY, THEREBY REDUCING OUR REVENUE.

Demand for our services is greatly influenced by oil and natural gas prices. Because of the volatility of these prices, demand for our services may vary significantly. The capital expenditure programs of our customers, which include major energy companies and independent oil and natural gas operators, are primarily influenced by the level of oil and natural gas prices and the availability of funds. We are unable to predict future oil and natural gas prices or the level of offshore construction activity related to the industry.

Oil and natural gas prices and the level of offshore drilling and exploration activity have varied substantially in recent years, resulting in significant fluctuations in demand for our services. Significant downturns in the oil and natural gas industry in the past have adversely impacted our financial performance, resulting in operating losses. A significant or prolonged reduction in oil or natural gas prices in the future would likely depress offshore drilling and development activity. A substantial reduction in such activity would reduce demand for our services and have a material adverse effect on our financial condition and results of operations.

OUR PLANS TO EXPAND OUR SERVICES INTO THE DEEPWATER MAY NOT BE SUCCESSFUL.

An important part of our growth strategy is our ability to successfully expand our current services into the deepwater market. We are devoting significant resources to this strategy. Specifically, we recently expanded our deepwater capabilities by upgrading an existing vessel and chartering a new vessel. We also have purchased a vessel in 2002 to convert to a specially designed and equipped, deepwater offshore construction vessel. We may not be successful in obtaining or executing contracts to provide deepwater services.

WE MAY HAVE DIFFICULTY UPGRADING OUR EXISTING VESSELS AND ACQUIRING OR CONSTRUCTING NEW VESSELS ON ACCEPTABLE TERMS, WHICH COULD ADVERSELY AFFECT OUR STRATEGY TO GROW AND EXPAND OUR DEEPWATER SERVICES.

Upgrading our existing vessels and acquiring or constructing new vessels are key elements of our strategy to initiate and expand our deepwater services. We have acquired and plan to convert an existing vessel, and we may pursue the acquisition of existing vessels for modification or the acquisition of other companies with operations related to or complementary with our current operations and our deepwater expansion strategy. We may not be able to identify and acquire acceptable marine equipment or complementary companies on financial or other terms acceptable to us. Additionally, we may not be able to obtain financing for the acquisitions on acceptable terms. A significant or prolonged reduction in oil or natural gas prices in the future would depress offshore drilling and development activity and adversely affect our ability to obtain financing for acquisitions. The construction and refurbishment of marine equipment involves potential delays and increased costs due to unanticipated delays in equipment deliveries, scheduling of service providers, equipment condition problems and unforeseen difficulties with assembly or construction. Any inability on our part to purchase additional marine equipment or other complementary vessels on acceptable financial or other terms could have a material adverse effect on our strategy to grow and expand our deepwater services business.

DELAYS OR COST OVERRUNS IN THE CONVERSION OF THE MIDNIGHT EXPRESS COULD ADVERSELY AFFECT OUR BUSINESS, AND EXPECTED CASH FLOWS FROM THE MIDNIGHT EXPRESS UPON COMPLETION MAY NOT BE IMMEDIATE OR AS HIGH AS EXPECTED.

In the second quarter of 2002, we expect to begin the conversion of the Midnight Express at an estimated total cost of $75 million. The Midnight Express is currently scheduled to be placed into service in the third quarter of 2003 following sea trials. Any delay in finalizing the financing of the cost of conversion of the Midnight Express could delay the conversion process. Additionally, we may not be able to obtain the required construction financing on acceptable terms. This project is subject to the risks of delays or cost overruns inherent in vessel conversion projects. These risks include:

o  unforeseen quality or engineering problems;

o  work stoppages;

o  weather interference;

o  unanticipated cost increases;

o  delays in receipt of necessary equipment; and

o  inability to obtain the requisite permits or approvals.

Significant delays could have a material adverse effect on expected contract commitments for this vessel and our future revenues and cash flows. We will not receive any revenues or cash flows from the Midnight Express until it is placed in service and customers enter into binding arrangements with us, potentially several months or more after the vessel is completed. Furthermore, customer demand for the Midnight Express may not be as high as we currently anticipate, and, as a result, our future cash flows may be adversely affected.

WE HAVE INCURRED LOSSES IN RECENT PERIODS AND MAY INCUR ADDITIONAL LOSSES IN THE FUTURE.

We have, from time to time, incurred losses from operations, particularly during periods of low industry-wide demand for marine construction services. We incurred net losses of $0.7 million in 2001, $1.6 million in 2000 and $10.6 million in 1999. We may not be profitable in the future. If we do achieve profitability in any period, we may not be able to sustain or increase such profitability on a quarterly or annual basis. We have had little cash flows during several recent periods. Insufficient cash flows may adversely affect our ability to fund anticipated capital expenditures required to achieve profitability.

THE SEASONAL NATURE OF THE OFFSHORE CONSTRUCTION INDUSTRY MAY CAUSE OUR QUARTERLY RESULTS TO FLUCTUATE.

The offshore construction industry in the Gulf of Mexico is seasonal as a result of weather conditions and the timing of capital expenditures by our customers. Typically, the greatest demand for offshore construction services is during the period from May through September. Because of the seasonal nature of the business, our quarterly results may fluctuate. In addition, the results of any particular quarter are not necessarily indicative of annual results or continuing trends.

OUR ORIGINAL ESTIMATES OF COSTS ASSOCIATED WITH OUR LUMP-SUM FIXED-PRICE CONTRACTS MAY BE INCORRECT AND RESULT IN LOSSES ON PROJECTS AND, THEREFORE, ADVERSELY EFFECT OUR OPERATING RESULTS.

Because of the nature of the offshore construction industry, the majority of our projects are performed on a lump-sum fixed-price basis. Changes in offshore job conditions and variations in labor and equipment productivity may adversely affect the costs and gross profit realized on a lump-sum fixed-price contract and may cause variations from the original estimates of those items. Since we expect that our deepwater contracts may extend over several quarters, variations from the original estimates of these items on our deepwater contracts may result in a reduction or elimination of previously reported profits. In addition, we typically bear the risk of delays caused by adverse weather conditions, excluding hurricanes and named tropical storms. The risks inherent in the offshore construction industry may result in the profits we realize on projects differing from those originally estimated and may result in reduced profitability or losses on our projects.

WE DEPEND ON SEVERAL SIGNIFICANT CUSTOMERS, AND A LOSS OF ONE OR MORE SIGNIFICANT CUSTOMERS COULD ADVERSELY AFFECT OUR OPERATING RESULTS.

Our customers consist primarily of major energy companies and independent oil and natural gas operators. In recent years, single customers have accounted for 10% or more of our revenues. In 2001, our two largest customers accounted for 9.7% and 9.4%, respectively, of our revenues. The loss of any one of our largest customers or a sustained decrease in demand by our customers could result in a substantial loss of revenues and could have a material adverse effect on our operating performance.

THE LOSS OF ANY MEMBER OF OUR SENIOR MANAGEMENT COULD ADVERSELY AFFECT OUR RESULTS OF OPERATIONS.

Our success depends heavily on the continued services of our senior management. Our senior management consists of a small number of individuals relative to other comparable or larger companies. These individuals are Lyle G. Stockstill, our Chief Executive Officer, Lana J. Hingle Stockstill, our Senior Vice President - Administration, William J. Blackwell, our Chief Financial Officer and Willie J. Bergeron, our Vice President - Operations. If we lost or suffered an extended interruption in the services of one or more of our senior officers, our results of operations could be adversely affected. Moreover, we may not be able to attract and retain qualified personnel to succeed members of our senior management.

WE MAY BE UNABLE TO COMPETE SUCCESSFULLY WITH OTHER COMPANIES IN OUR INDUSTRY.

The industry in which we operate is highly competitive. Several of our competitors are substantially larger than we are and have greater financial and other resources. Price is the primary factor in determining which qualified contractor is awarded the job. Customers also consider the availability and capabilities of equipment and the reputation and experience of the contractor in awarding jobs. Competitors with greater financial resources may be willing to sustain losses on projects to prevent further market entry by competitors, to cover the fixed costs of their fleets or to avoid the expense of temporarily idling vessels. Marine construction vessels have few alternative uses and relatively high fixed costs whether or not they are in operation. As we increase the portion of our operations conducted in deepwater, we will face additional competitors, many of which have more vessels and greater experience in deepwater operations. As large international companies relocate vessels to the Gulf of Mexico, levels of competition may increase and our business involving deepwater projects could be adversely affected.

OFFSHORE CONSTRUCTION IS SUBJECT TO VARIOUS OPERATING RISKS, AND WE MAY LACK ADEQUATE INSURANCE TO COVER THESE OPERATING RISKS.

Offshore construction involves a high degree of operational risk. Hazards, such as vessels capsizing, sinking, grounding, colliding and sustaining damage from severe weather conditions, are inherent in marine operations. In addition, vessels engaged in pipeline operations can disrupt existing pipelines. These hazards can cause personal injury or loss of life, severe damage to and destruction of property and equipment, pollution or environmental damage and the suspension of production operations. The failure of offshore pipelines and structural components during and after installation can also result in similar injuries and damages. Our insurance may not be sufficient or effective to protect us from these operating risks. A successful claim for damages resulting from a hazard for which we are not fully insured could have a material adverse effect on us. Moreover, we may not be able to maintain adequate insurance in the future at rates that we consider reasonable.

REGULATORY AND ENVIRONMENTAL COMPLIANCE COSTS AND LIABILITIES COULD ADVERSELY AFFECT OUR BUSINESS.

Our operations are subject to and affected by various types of governmental regulation, including numerous federal, state and local environmental protection laws and regulations. Compliance with these laws and regulations may be difficult and expensive. In addition, significant fines and penalties may be imposed for noncompliance. Some environmental laws impose strict liability for remediation of spills and releases of oil and hazardous substances, rendering a party liable for environmental damages without regard to its negligence or fault. Sanctions for noncompliance with these laws and regulations may include revocation of permits, corrective action orders, administrative or civil penalties and criminal prosecutions. These laws and regulations may expose us to liability for the conduct of or conditions caused by others, including our subcontractors, or for our acts that were in compliance with all applicable laws at the time these acts were performed. The adoption of laws or regulations curtailing exploration and development drilling for oil and natural gas for economic, environmental or other policy reasons could adversely affect our operations by limiting demand for our services. In addition, new legislation or regulations or changes in existing regulations may adversely affect our future operations and earnings.

IF WE ARE UNABLE TO ATTRACT AND RETAIN SKILLED WORKERS OUR BUSINESS WILL BE ADVERSELY AFFECTED.

Our ability to remain productive and profitable depends substantially upon our ability to continue to retain and attract project managers, project engineers and skilled construction workers such as divers, welders, pipefitters and equipment operators. Our ability to expand our operations is impacted by our ability to increase our labor force. The demand for skilled workers is currently high and the supply is limited. A significant increase in the wages paid or benefits offered by competing employers could result in a reduction in our skilled labor force, increases in our employee costs, or both. If either of these events occur, our capacity and profitability could be diminished and our growth potential could be impaired.

A TERRORIST ATTACK COULD HAVE A MATERIAL ADVERSE EFFECT ON OUR BUSINESS.

The September 11, 2001 terrorist attacks in the United States were unprecedented events that created many economic and political uncertainties. The long-term effects of those attacks on our business are unknown. The potential for future terrorist attacks, the national and international response to terrorist attacks, and other acts of war or hostility have created many additional economic and political uncertainties, which could adversely affect our business for the short or long-term in ways that cannot presently be predicted.

THE OWNERSHIP OF OUR COMMON STOCK BY OUR PRINCIPAL STOCKHOLDERS WILL LIMIT THE INFLUENCE OF PUBLIC STOCKHOLDERS.

Mr. and Mrs. Stockstill and their family trusts beneficially owned at December 31, 2001 approximately 57.9% of our outstanding shares of common stock. Accordingly, these stockholders have the ability to control the election of our directors and the outcome of all other matters submitted to a vote of our stockholders.

ITEM 2. PROPERTIES

FLEET

For information regarding our vessels, please read "Item 1. Business - Our Fleet," which information is incorporated herein by reference.

FACILITIES

Our corporate headquarters are located in Gretna, Louisiana, near New Orleans. We also maintain a commercial office in Houston, Texas, a logistics support base and fabrication yard in Dulac, Louisiana and a deepwater support facility in New Orleans, Louisiana. The lease for the deepwater support facility is through a month-to-month agreement whereby the Company simply pays a flat monthly fee plus additional charges based on usage by the Company's vessels. The continuation of the lease is purely at the discretion of the Company. All of our facilities are leased. The following chart describes our facilities as of December 31, 2001:

                                                                APPROXIMATE       TERMINATION
LOCATION                            FUNCTION                    SIZE              DATE OF LEASE
---------------------------------   --------------------------- ----------------- ----------------
Gretna, Louisiana................   Corporate Office            11,625 sq. ft.    December 2003
Houston, Texas...................   Commercial Office           1,000 sq. ft.     May 2002
Dulac, Louisiana.................   Logistics Support Base      21.9 acres        November 2003
                                    and Fabrication Yard
New Orleans, Louisiana...........   Deepwater Support           42,500 sq. ft.
                                    Facility

ITEM 3. LEGAL PROCEEDINGS

We are involved in legal proceedings arising in the ordinary course of business. Although we cannot give you any assurance with respect to the ultimate outcome of such legal actions, in our opinion, these matters will not have a material adverse effect on our financial position or results of operations.

We have been named as a defendant in a stockholder class action suit filed by purported stockholders regarding our initial public offering. This suit, which seeks unspecified monetary damages, was filed on March 1, 2002 in federal district court for the Eastern District of Louisiana. We believe the allegations in this suit are without merit, and we intend to vigorously defend this lawsuit. Even so, an adverse outcome in this class action litigation could have an adverse effect on our financial condition or results of operations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders of the Company during the quarter ended December 31, 2001.

ITEM S-K 401(b). EXECUTIVE OFFICERS OF THE REGISTRANT

EXECUTIVE OFFICERS

The following table provides information regarding our executive officers as of March 22, 2002:

NAME                                       AGE    POSITION(S)
--------------------------------------    -----   -------------------------------------------------
Lyle G. Stockstill...................      58     Chairman of the Board and Chief Executive Officer
Lana J. Hingle Stockstill............      58     Senior Vice President-Administration and Director
William J. Blackwell.................      43     Chief Financial Officer and Director
Willie J. Bergeron...................      52     Vice President - Operations

Lyle G. Stockstill is one of our co-founders and has served as our Chairman of the Board and Chief Executive Officer since 1978. Mr. Stockstill has over 37 years of experience in all aspects of offshore pipelay and construction operations. Mr. Stockstill has previously held positions at Brown & Root, Inc. and Taylor Diving, Inc. and has worked both domestically and internationally. Mr. Stockstill is the husband of Lana J. Hingle Stockstill.

Lana J. Hingle Stockstill is one of our co-founders and has served as a director and Senior Vice President - Administration since 1978. Mrs. Stockstill has 29 years of experience handling our administrative duties and the administrative duties of other oil service companies. Mrs. Stockstill holds a Bachelor of Arts degree from Louisiana State University. Mrs. Stockstill is the wife of Lyle G. Stockstill.

William J. Blackwell has served as our Chief Financial Officer since June 1998 and has been a director since June 2000. From September 1997 to May 1998, Mr. Blackwell was self employed, working as a mergers and acquisitions consultant. From July 1988 to August 1997, Mr. Blackwell was a financial officer of the affiliated public companies Freeport-McMoRan Inc. and McMoRan Oil & Gas Co., each a company engaged in mineral extraction, and Stratus Properties Inc., a real estate development company, most recently serving as controller of Freeport-McMoRan Inc. From January 1981 to July 1988, he was employed by Arthur Andersen LLP. Mr. Blackwell is a certified public accountant and holds a Bachelor of Accountancy degree from the University of Mississippi.

Willie J. Bergeron joined our company in September 1995 as a Project Manager. Mr. Bergeron was promoted to General Manager of Operations in December 1997 and then to General Manager - Shallow Water Division in March 1999. In September 2000, Mr. Bergeron was promoted to Operations Manager for both shallow and deepwater activities and in July 2001 was promoted to Vice President-Operations. From 1988 to 1995, Mr. Bergeron was employed in the areas of operations management and engineering by McDermott International, Inc., an international offshore contractor. Prior to that, Mr. Bergeron co-owned a civil engineering firm that conducted offshore, commercial and residential engineering. Mr. Bergeron has 24 years of oilfield related experience and holds a degree in Engineering Technology from Nicholls State University.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The Company's Common Stock, $0.01 par value, is traded on the NASDAQ National Market System under the symbol "TORC". At March 22, 2002, there were approximately 1,850 holders of record of the Common Stock.

The following table sets forth the high and low sales price per share of our Common Stock, as reported by the NASDAQ National Market, for each fiscal quarter since our initial public offering in June 2001:

                                                                HIGH        LOW
                                                               ------      -----
         2002
         First Quarter (through March 22, 2002)............    $ 9.25      $5.45

         2001
         Fourth Quarter....................................    $ 6.40      $4.03
         Third Quarter.....................................    $10.25      $4.67
         Second Quarter....................................    $19.00      $9.20

The Company does not intend to pay cash dividends on its Common Stock for the foreseeable future. The Company currently intends to retain earnings, if any, for the future operation and development of its business. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations."

ITEM 6. SELECTED FINANCIAL DATA

The following table presents selected financial and operating data of Torch Offshore, Inc. for the periods shown. You should read the following data with the more detailed information appearing in "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" and our financial statements, including the notes thereto, appearing elsewhere in this Form 10-K.

(in thousands, except per share and operating data)
                                                                      YEARS ENDED DECEMBER 31,
STATEMENT OF OPERATIONS DATA                              2001          2000          1999          1998          1997
                                                        --------      --------      --------      --------      --------
Revenues ..........................................     $ 59,052      $ 46,205      $ 21,252      $ 39,224      $ 38,955
Cost of sales .....................................       43,190        34,011        21,190        25,198        22,243
                                                        --------      --------      --------      --------      --------
Gross profit(1) ...................................       15,862        12,194            62        14,026        16,712
Depreciation and amortization .....................        6,376         4,941         3,469         2,187         1,229
General and administrative ........................        3,982         3,759         3,327         2,275         2,126
Other operating (income) expense ..................          950           954         1,741            (2)          112
                                                        --------      --------      --------      --------      --------
Operating income (loss) ...........................     $  4,554      $  2,540      $ (8,475)     $  9,566      $ 13,245
                                                        ========      ========      ========      ========      ========
Interest expense, net .............................       (1,174)       (3,813)       (1,413)         (491)         (637)
Extraordinary loss on early
  extinguishment of debt ..........................         (498)           --          (676)           --            --
Net income (loss) attributable to
  common stockholders .............................     $   (741)     $ (1,578)     $(10,568)     $  9,032      $ 11,415
                                                        ========      ========      ========      ========      ========
Earnings (loss) per share:
  Basic ...........................................     $  (0.07)     $  (0.21)     $  (1.41)     $   1.20      $   1.52
                                                        ========      ========      ========      ========      ========
  Diluted .........................................     $  (0.07)     $  (0.21)     $  (1.41)     $   1.15      $   1.45
                                                        ========      ========      ========      ========      ========
Common equivalent shares:
  Basic ...........................................       10,845         7,505         7,505         7,505         7,505
                                                        ========      ========      ========      ========      ========
  Diluted .........................................       10,845         7,505         7,505         7,886         7,859
                                                        ========      ========      ========      ========      ========
Cash dividends per common share ...................     $     --      $     --      $   0.04      $   0.53      $   0.10
                                                        ========      ========      ========      ========      ========

OTHER FINANCIAL DATA

EBITDA(2) .........................................     $ 11,880      $  7,481      $ (5,006)     $ 11,753      $ 14,474

(in thousands, except per share and operating data)

                                                                            YEARS ENDED DECEMBER 31,
STATEMENT OF OPERATIONS DATA                              2001          2000          1999          1998          1997
                                                        --------      --------      --------      --------      --------
Net cash provided by (used in):
  Operating activities ............................        2,419         1,746        (4,206)        9,997         8,195
  Investing activities ............................      (13,741)       (2,538)       (6,451)      (22,047)      (13,968)
  Financing activities ............................       34,929           463        11,557        11,467         6,455

BALANCE SHEET DATA (AT END OF PERIOD)

Working capital ...................................     $ 30,641      $(10,103)     $ (7,772)     $   (663)     $  2,825
Property, net .....................................       49,179        40,202        41,120        31,702        10,971
Total assets ......................................       92,755        57,988        54,069        47,586        28,802
Long-term debt, excluding current portion .........           --        23,957        29,522        17,915         6,540
Mandatorily redeemable convertible
  preferred units(3) ..............................           --         4,678            --            --            --
Stockholders' equity ..............................       81,041         6,311         7,889        18,723        13,590

OPERATIONS DATA

Available revenue days(4) .........................        2,817         2,603         1,953         1,521           959
Revenue days worked(5) ............................        1,979         1,820           981         1,092           847
Total pipelay mileage .............................          190           194           117           137           122
Average revenue per mile of pipe laid .............     $262,100      $207,800      $155,600      $236,482      $319,303
Average miles per pipelay job .....................          2.9           3.0           3.8           3.1           2.7
Total vessels in operation (at end of period) .....            9             8             6             6             3

AVERAGE PRICE (6)

Crude oil (per barrel) ............................     $  25.96      $  30.28      $  19.32      $  14.40      $  20.61
Natural gas (per thousand cubic feet) .............         3.96          4.31          2.31          2.16          2.47

(1) Gross profit is revenues less cost of sales.

(2) EBITDA represents earnings before net interest, income taxes, depreciation and amortization. EBITDA also includes the $950 nonrecurring charge resulting from the write-off of certain deferred costs related to the Midnight Warrior project in 2001. EBITDA is presented here to provide additional information about our operations. EBITDA is not a calculation based on generally accepted accounting principles and should not be considered as an alternative to net income, as an indicator of our operating performance or as an alternative to cash flow as a better measure of liquidity. In addition, our EBITDA calculation may not be comparable to similarly titled measures of other companies.

(3) Represents mandatorily redeemable convertible preferred membership units that were exchanged for common stock as part of the contribution of membership interests in Torch Offshore, L.L.C. to Torch Offshore, Inc.

(4) Represents total calendar days for each vessel less any days a vessel was nonoperational.

(5) Number of days vessels are offshore performing services, in transit or waiting on inclement weather, while under contract.

(6) Based on the monthly average closing current contract prices posted by the NYMEX.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with our financial statements and related notes included elsewhere in this Annual Report. The discussion below contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those expressed or implied in this Form 10-K. Factors that could cause or contribute to such differences include, but are not limited to, those discussed above under the captions "Forward-Looking Statements" and "Item 1 Business - Risk Factors."

OVERVIEW

We provide subsea construction services in connection with the infield development of offshore oil and natural gas reservoirs. We are a leading service provider in our market niche of installing and maintaining small diameter flowlines and related infrastructure associated with the development of offshore oil and natural gas reserves on the Continental Shelf of the Gulf of Mexico (the "Shelf"). Over the last few years, we have expanded our operations, fleet capabilities and management expertise to enable us to provide deeper water services analogous to the services we provide on the Shelf.

Since 1997, we have increased the size of our fleet from three to nine construction and service vessels. In 1998, we added two diving support vessels and one supply/diving support vessel. In 2000, we added one fully redundant dynamically positioned, or DP-2, pipelay/bury barge and one DP-2 subsea construction vessel. In June 2001, we purchased a pipelay/bury barge, the Midnight Rider, which increased our capabilities on the Shelf and was placed into service in late 2001. In January 2002, we purchased the Smit Express and intend to convert the vessel to a DP-2 offshore construction vessel with our patent-pending pipelay system and rename it the Midnight Express. We continue to actively seek opportunities to expand our fleet either through construction or acquisition of vessels.

FACTORS AFFECTING RESULTS OF OPERATIONS

The demand for subsea construction services primarily depends on the prices of oil and natural gas. These prices reflect the general condition of the industry and influence our customers' willingness to spend capital to develop oil and natural gas reservoirs. We are unable to predict future oil and natural gas prices or the level of offshore construction activity related to the industry. In addition to the prices of oil and natural gas, we use the following leading indicators, among others, to forecast the demand for our services:

o  the offshore mobile rig count and jack-up rig count;

o forecasts of capital expenditures by major and independent oil and gas companies;

o  the recent lease sale activity levels; and

o  the expiration dates of existing Gulf of Mexico leases.

Even when demand for subsea construction services is strong, several factors may affect our profitability, including the following:

o  competition;

o  equipment and labor productivity;

o  weather conditions;

o  contract estimating uncertainties; and

o  other risks inherent in marine construction.

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

In the life of an offshore field, capital is allocated to the development of a well following successful drilling activities. The time that elapses between a successfully drilled well and the development phase in which we participate, varies depending on the water depth of the field. On the Shelf, demand for our services generally follows successful drilling activities by three to 12 months. We have noticed that demand for pipeline installation for deepwater projects exceeding 1,000 feet of water depth generally follows initial exploration drilling activities by at least three years. These deepwater installations typically require much more engineering design work than Shelf installations.

OUTLOOK

We experienced a loss in 2001 and expect a loss in the first half of 2002. Although we believe the first half of 2002 will be a period of lower activity, we do not anticipate a downturn comparable in severity to 1999. The relatively flat 2002 exploration and production spending budgets of the oil and natural gas companies should lead to increased opportunities for the offshore construction industry beginning in the second half 2002. We believe that our future financial and operating results will continue to be highly dependent on overall market conditions in the oil and natural gas industry. We are unable to predict future oil and natural gas prices or the level of offshore construction activity related to the industry.

We anticipate that the Gulf of Mexico offshore construction industry will benefit from improved long-term industry fundamentals. We believe that a combination of factors such as the expected increase in worldwide energy demand, positive Shelf and deepwater trends and our strong market presence positions us well for the future. The extensive transportation infrastructure present on the Gulf of Mexico Shelf facilitates the development of incremental fields that can be tied into existing trunklines originally constructed to service fields that are now in the process of decline, favoring our Shelf market niche strategy. The addition of the Midnight Express to our fleet in early 2002 also positions us to take on the challenges and opportunities of the deepwater market as early as the third quarter of 2003.

Natural gas consumption in the United States should increase over the next decade. A large portion of this expansion is expected to come from the growth in electric power requirements. Environmental and economic considerations dictate that a large percentage of this increased electric power will come from newly constructed gas-fired power generation facilities. Oil consumption should also remain relatively stable in the near-term. Management believes that significant new capital must be continually invested in field exploration and development in order to maintain, much less grow, existing oil and natural gas energy production levels to meet these demands.

These increased demands for natural gas and the dominant role of independent oil and natural gas companies on the Shelf should allow the Gulf of Mexico to maintain and even increase its position as a major source of North American natural gas supplies for the intermediate term. According to the Minerals Management Service ("MMS"), approximately 80% of the natural gas production in 2000 in the Gulf of Mexico came from shallow water fields. In addition, technological advances have enabled oil and natural gas companies to improve exploration success rates. Management believes that the higher demand, improved technologies, and higher natural gas prices will permit the exploration for and the development of additional marginal prospects, resulting in increased activity on the natural gas-rich Shelf where we already have a strong market position.

While the economic fundamentals of the Shelf are strong, major energy companies and large independent oil and natural gas operators are increasingly focusing their exploration and development efforts on frontier areas, particularly the deepwater regions of the Gulf of Mexico and off the coasts of South America and West Africa. These regions offer greater oil and natural gas reserve and production growth potential relative to the existing Shelf regions. Focusing on the Gulf of Mexico, deepwater production has been much more prolific and oil prone than on the Shelf as approximately 52% of the oil production from the Gulf of Mexico was from deepwater fields in 2000 according to the MMS. These worldwide deepwater basins are one of the few non-OPEC areas to have major reserve potential with numerous individual discoveries expected to produce more than one billion barrels each. There have already been several deepwater fields identified for development and various other projects under contemplation. The completion of these deepwater projects will require expenditures reaching far into the billions of dollars range and will mean additional wells, subsea trees, templates and manifolds, subsea control lines, flowlines, risers and fixed and floating platforms.

RESULTS OF OPERATIONS

COMPARISON OF THE YEAR ENDED DECEMBER 31, 2001 TO THE YEAR ENDED DECEMBER 31,
2000

Revenues. Revenues were $59.1 million for the year ended December 31, 2001 compared to $46.2 million for the year ended December 31, 2000, an increase of 28%. This increase resulted from the generally stronger Shelf natural gas market for the first half of 2001 and an increase in the number of revenue days worked. The overall fleet-wide improvement for the number of revenue days worked was 9% as the fleet worked 1,979 days in 2001 as compared to 1,820 days in 2000. The average vessel utilization of the fleet remained steady at 70.3% versus 70.4% in 2000. In addition, average pricing levels for our services in 2001 were 16% higher than 2000 levels.

Gross Profit. Gross profit was $15.9 million (26.9% of revenues) for the year ended December 31, 2001 compared to $12.2 million (26.4% of revenues) for the year ended December 31, 2000, an increase of 30%. This increase resulted directly from the increase in revenues, with the gross profit as a percentage of revenues remaining steady.

Depreciation and Amortization. Depreciation and amortization expense was $6.4 million for the year ended December 31, 2001 compared to $4.9 million for the year ended December 31, 2000, an increase of 29%. This increase primarily reflects a partial year of depreciation in 2001 on the Midnight Rider and a full year of amortization on the drydocking of the Midnight Carrier, which occurred in late 2000.

General and Administrative Expenses. General and administrative expenses were $4.0 million (6.7% of revenues) for the year ended December 31, 2001 compared to $3.8 million (8.1% of revenues) for the year ended December 31, 2000, an increase of 6%. The increase was caused by the introduction of new costs as the Company went through its initial public offering and continued the expansion of its sales efforts and promotions. We anticipate that total general and administrative expenses will continue to be impacted by costs related to our fleet expansion, our efforts to strengthen our deepwater activity levels and the additional costs associated with being a public entity.

Other Operating Expense. Other operating expense was $1.0 million for the year ended December 31, 2001 which equaled the $1.0 million of other operating expense for the year ended December 31, 2000. The other operating expense in 2001 relates to the nonrecurring write-off of certain costs related to the Midnight Warrior that could not be carried over to the conversion of the Midnight Express. Other operating expense for the year ended December 31, 2000 primarily related to severance costs associated with a former employee and the provision for doubtful trade receivables.

Interest Expense, Net. Net interest expense was $1.2 million for the year ended December 31, 2001 compared to $3.8 million for the year ended December 31, 2000, an decrease of 69%. This decrease was achieved because we retired all outstanding debt in June 2001 with the proceeds of our initial public offering. In addition, the remaining proceeds of our initial public offering led to $0.5 million in interest income.

Income Taxes. In connection with our initial public offering, we became subject to corporate level taxation. As such, we recorded a one-time $2.6 million tax charge based upon the cumulative book and tax basis differences at that time. Additionally, we recorded an $0.8 million income tax provision, at a 35% effective rate, on pretax earnings subsequent to our initial public offering. If we had been subject to payment of income taxes for the entire periods, we would have recorded an additional charge of $0.3 million for the year ended December 31, 2001 and a credit of $0.6 million for the year ended December 31, 2000.

Extraordinary Loss. In June 2001, we completed our initial public offering resulting in the retirement of all outstanding debt balances. In connection with this extinguishment of debt, we recognized a $0.5 million (net of taxes of $0.3 million) charge on the early extinguishment of debt (see Note 7 to the financial statements).

Net Loss Attributable to Common Stockholders. Net loss to common stockholders for the year ended December 31, 2001 was $0.7 million, compared with a net loss of $1.6 million in 2000, including a $0.2 million and $0.3 million charge for preferred dividends in 2001 and 2000, respectively.

COMPARISON OF THE YEAR ENDED DECEMBER 31, 2000 TO THE YEAR ENDED DECEMBER 31,
1999

Revenues. Revenues were $46.2 million for the year ended December 31, 2000 compared to $21.3 million for the year ended December 31, 1999, an increase of 117%. This increase was primarily caused by an 86% improvement in our fleet-wide working days (1,820 working days in 2000 versus 981 working days in 1999) resulting from strengthening in the overall offshore construction market activity levels and the introduction into service of the Midnight Eagle pipelay/bury barge and the Midnight Arrow subsea construction vessel in early 2000. Additionally, we benefited from incurring fewer scheduled drydock days in 2000, as the Midnight Brave and Midnight Dancer underwent longer required "5-year" surveys in 1999, while the Midnight Runner and the Midnight Carrier underwent shorter drydock inspections in 2000. These combined factors allowed us to achieve an average vessel utilization of 70.4%, up from 52.5% achieved in 1999. In addition, although market conditions remained extremely price sensitive throughout 2000, the improved offshore construction activity level allowed average pricing levels for our services to strengthen 11% over 1999 average levels, with the improvement coming during the second half of 2000.

Gross Profit. Gross profit was $12.2 million (26.4% of revenues) for the year ended December 31, 2000 compared to $0.1 million for the year ended December 31, 1999. This increase resulted from the expanded revenue base and the improving pricing levels received for our services.

Depreciation and Amortization. Depreciation and amortization expense was $4.9 million for the year ended December 31, 2000 compared to $3.5 million for the year ended December 31, 1999, an increase of 42%. This increase reflects the amortization of the two drydockings during the year ended December 31, 1999 and the Midnight Eagle being introduced into service in 2000.

General and Administrative Expenses. General and administrative expenses were $3.8 million (8.1% of revenues) for the year ended December 31, 2000 compared to $3.3 million (15.7% of revenues) for the year ended December 31, 1999, an increase of 13%. This increase was primarily caused by expanded sales efforts and related promotional costs. The competitive market situation experienced during the year ended December 31, 2000 and the introduction of two additional vessels during this year contributed to these costs.

Other Operating Expense. Other operating expense was $1.0 million for the year ended December 31, 2000 compared to $1.7 million for the year ended December 31, 1999, a decrease of 45%. Other operating expense for the year ended December 31, 2000 primarily related to severance costs associated with a former employee and the provision for doubtful trade receivables. During the year ended December 31, 1999, in an effort to facilitate certain improvements to our overall operating capabilities and to eliminate the duplicate costs of operating two separate offices, we consolidated our corporate and operations offices. As part of this process, we incurred certain one-time employee severance, office closure and relocation costs totaling approximately $0.2 million. In addition, because of this consolidation process, we recognized a charge of approximately $1.5 million for the termination agreement associated with one employee (see Notes 11 and 12 to the financial statements).

Interest Expense, Net. Net interest expense was $3.8 million for the year ended December 31, 2000 compared to $1.4 million for the year ended December 31, 1999, an increase of 170%. This increase was attributable to higher overall debt levels incurred in connection with our August 1999 refinancing of our fleet. During the year ended December 31, 1999, we capitalized $1.4 million of interest costs associated with construction of the Midnight Eagle, which we placed into service in 2000.

Extraordinary Loss. In August 1999, we refinanced our fleet, resulting in a longer repayment schedule and additional borrowings. In connection with this debt refinancing, we recognized a $0.7 million charge on the early extinguishment of debt (see Note 7 to the financial statements).

Net Loss Attributable to Common Stockholders. Net loss to common stockholders for the year ended December 31, 2000 was $1.6 million, including a $0.3 million charge for preferred dividends compared with a net loss of $10.6 million for the year ended December 31, 1999.

If we had been subject to payment of income taxes, we would have recorded a credit of $0.6 million for the year ended December 31, 2000 and a credit of $3.9 million for the year ended December 31, 1999.

LIQUIDITY AND CAPITAL RESOURCES

In June 2001, we completed an initial public offering of 5.0 million shares of our common stock for gross proceeds of $80.0 million; net proceeds were $72.6 million after underwriting commission and discounts and expenses. We subsequently retired all debt, purchased the Midnight Rider and initiated the detailed engineering for the construction of the Midnight Warrior, discussed below. As of December 31, 2001, $24.5 million was invested in short-term securities, pending its targeted use for our deepwater expansion program (discussed below) and general corporate purposes. Concurrent with our initial public offering, the predecessor company's $5.3 million of preferred membership units were exchanged for 828,333 shares of our common stock.

In addition to the proceeds from the initial public offering, our operations generated cash flows of $2.4 million during 2001 as compared to $1.7 million during 2000. The proceeds from the initial public offering and cash flow from operations funded the $13.7 million used in investing activities related to the purchase of equipment in 2001. The majority of the equipment purchases relate to the purchase and drydock of the Midnight Rider (see Note 6 to the financial statements). Financing activities provided net cash of $34.9 million during 2001. In addition to the net proceeds from our initial public offering, we retired all outstanding debt and purchased $2.2 million of our own common stock. Working capital increased from a deficit of $10.1 million as of December 31, 2000 to a positive working capital of $30.6 million as of December 31, 2001.

Historically, our capital requirements have been primarily for the acquisition and improvement of our vessels and other related equipment. Capital expenditures totaled $13.7 million for 2001, $2.5 million for 2000 and $11.7 million for 1999. These capital expenditures represent the significant expansion of our fleet since 1997 and were funded with cash flow from operations, additional indebtedness and most recently proceeds from the initial public offering. In addition, in 1999 we withdrew the remaining $5.2 million from our Merchant Marine Capital Construction Fund account (see Note 2 to the financial statements) to use for payment of the Midnight Eagle construction expenditures. We expect to fund our equity requirements for any future qualified investments in the same manner. We currently estimate capital expenditures for 2002-2003 to be approximately $82 million, primarily representing the construction of, and the equipment and support facilities associated with, the Midnight Express. This estimate includes approximately $7 million for routine capital and drydock inspections of our vessels to be incurred over this period.

The following table presents our long-term contractual obligations and the related amounts due, in total and by period as of December 31, 2001 (in thousands):

                                                                         Payments Due by Period
                                                 ---------------------------------------------------------------
                                                             Less Than 1                                 After 5
                                                  Total         Year         1-3 Years     4-5 Years      Years
                                                 --------    -----------     ---------     ---------     -------
Long-Term Debt .............................     $     --    $        --     $      --     $      --     $    --
Capital Lease Obligations ..................           --             --            --            --          --
Operating Leases ...........................       11,819          3,563         7,415           841          --
Unconditional Purchase Obligations .........        9,750          9,750            --            --          --
Other Long-Term Obligations ................           --             --            --            --          --
                                                 --------    -----------     ---------     ---------     -------
Total Contractual Cash Obligations .........     $ 21,569    $    13,313     $   7,415     $     841     $    --
                                                 ========    ===========     =========     =========     =======

Included in the operating leases are the monthly payments for certain facilities used in the normal course of operations. However, the majority of the operating leases obligation relates to our taking delivery of a deepwater technology vessel under a five-year charter agreement (the Midnight Arrow). The unconditional purchase obligation relates to the purchase price of the Midnight Express.

We had an $8.0 million revolving line of credit with a bank that we recently let expire. Amounts outstanding under this revolving line of credit could not exceed 80% of eligible trade accounts receivable. We did not renew this revolving line of credit because we had no need for this facility in the near future and we believe that this facility can likely be replaced, at similar terms, in a relatively short period of time.

In August 2001, the Board of Directors approved the repurchase of up to $5.0 million of our outstanding common stock. Purchases will be made on a discretionary basis in the open market or otherwise over a period of time as determined by management subject to market conditions, applicable legal requirements and other factors. As of March 22, 2002, 628,700 shares had been repurchased at a total cost of $3.7 million.

Consistent with the focus towards investing in newer technology, including deepwater capable assets such as the Midnight Express, two of the last three vessels added to our fleet have been DP-2 deepwater capable. Through December 31, 2001 we have expended approximately $25.3 million (in combined capital expenditures and operating lease payments) for these vessels, with an additional estimated $11.2 million to be incurred in associated operating lease payments through early 2005 (see Note 12 to the financial statements).

We are currently working with several parties to determine the best option to finance the conversion of the Midnight Express, currently estimated at a total cost of approximately $75 million. The vessel is scheduled for delivery in April 2002 at which time the detailed engineering will be completed and the final process to select a shipyard will commence. This is a critical factor in the determination of the financing arrangements because if the shipyard selected is in a foreign country there may be different financing options available. Some of the options being reviewed include guaranteed financing through MARAD or a similar agency of another country. In addition, non-guaranteed financing options are being considered as well. These could be at a higher interest cost to us than the guaranteed financing. We cannot assure you that we will be able to obtain any financing, either guaranteed or non-guaranteed. If we are unable to obtain any financing, it would have a negative impact on our ability to implement our business strategy. However, we believe that we will have several financing sources available to us.

The Midnight Express was purchased in lieu of constructing the Midnight Warrior. There were several advantages to purchasing and converting the Midnight Express rather than following through on the new-build plans for the Midnight Warrior. First, the Midnight Express should complete sea trials and be ready for work beginning as soon as the third quarter of 2003, whereas, the Midnight Warrior would have taken at least one additional year. Secondly, the Midnight Express provides a better platform for the installation of our patent-pending pipelay system as the vessel is over 500 feet in length and has more deck space than the Midnight Warrior would have had. The Midnight Warrior remains a viable option to us as MARAD has issued a commitment, subject to customary conditions, to guarantee the 20-year financing covering 87.5% of the cost of constructing the initial design of the vessel. MARAD's commitment expires on May 6, 2002. After that date, MARAD has the option to terminate the commitment if we have not placed a portion of the permanent long-term financing. We currently have no intent to complete the construction of the Midnight Warrior.

We believe that our cash on hand and cash flow from operations will be sufficient to meet our existing liquidity needs for the next year. We also believe that the anticipated proceeds from the conversion financing, in addition to our cash flow from operations, will be sufficient to complete our identified growth plans. We intend to continue to expand our operating capabilities. Such an expansion may include the acquisition of existing vessels or of other businesses consistent with our deepwater expansion strategy, although we are engaged in no definitive discussions related to such acquisitions at the present time. If our plans or assumptions change or prove to be inaccurate, if we cannot obtain the conversion financing on satisfactory terms or if we make any additional acquisitions of existing vessels or other businesses, we may need to raise additional capital. We may not be able to raise these additional funds, or we may not be able to raise such funds on favorable terms.

NEW ACCOUNTING PRONOUNCEMENTS

In July 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 143, "Accounting for Asset Retirement Obligations," effective for fiscal years beginning after June 15, 2002. This statement will require us to record the fair value of liabilities related to future asset retirement obligations in the period the obligation is incurred. We expect to adopt SFAS No. 143 on January 1, 2003. Due to the nature of our assets, management believes that the adoption of this statement will not materially impact our financial position or results of operations.

In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," which supersedes FASB Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." The provisions of this statement are required to be applied for fiscal years beginning after December 15, 2001 and interim periods within those fiscal years. Given current conditions, this statement, which revises current guidance with respect to the process for measuring impairment of long-lived assets, is not expected to have a significant impact on our financial position or results of operations.

In June 2001, the American Institute of Certified Public Accountants ("AICPA") issued an exposure draft of a proposed Statement of Position ("SOP"), "Accounting for Certain Costs and Activities Related to Property, Plant, and Equipment." This proposed SOP would change, among other things, the method by which companies would account for normal, recurring or periodic repairs and maintenance costs related to "in service" fixed assets. It would require that these types of expenses be recognized when incurred rather than recognizing expense for these costs while the asset is productive. We are assessing the impact of the change should this SOP be adopted. If adopted, we would be required to expense regulatory maintenance cost on our vessels as incurred.

CRITICAL ACCOUNTING POLICIES

Our discussion and analysis of our financial condition and results of operations are based on our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of our financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. There can be no assurance that actual results will not differ from those estimates. We believe the following accounting policies, which are described in Note 2 of the notes to our financial statements, represent our critical accounting policies:

Revenue Recognition - We account for our contracts in-progress using the percentage-of-completion method, as our contracts contain multiple phases of work whereby title to and ownership of the work-in-process inures to our customers as each phase is completed. Additionally, we believe that we have demonstrated the ability to produce reasonably dependable estimates of the costs under such contracts, and that our business has not been subject to the types of inherent risks that would raise questions about the ability of either us or the customer to perform their obligations under the contract or would make otherwise reasonably dependable contract estimates doubtful.

Under this method, recognition of earnings on contracts in-progress is calculated based on the ratio of costs incurred as of the reporting date to total expected costs to be incurred on each contract. Contract costs include all direct material and labor costs and those indirect costs related to contract performance, such as indirect labor, supplies, insurance and benefits. General and administrative costs are charged to expense as incurred. Provisions for estimated losses on uncompleted contracts are made in the period during which such losses are first forecast.

Property and Equipment - Property and equipment are stated at cost less applicable depreciation. Depreciation is calculated principally using the straight-line method over the estimated useful lives of the various classes of depreciable assets. Expenditures for maintenance and repairs are expensed as incurred. Major expenditures for renewals and improvements that extend the useful lives of existing assets, interest incurred during vessel construction, and, when material, vessel construction related overhead are capitalized.

We assess the realizability of our long-term assets for impairment when events or certain changes indicate the possibility that the carrying value of any such asset may not be recoverable. We record impairment losses on long-term assets used in operations when the carrying value of those assets is less than the undiscounted cash flows estimated to be generated by those assets. The net carrying value of assets that are considered to not be fully recoverable are reduced to fair value. Our estimate of fair value represents our best estimate based on industry trends and reference to market transactions and is subject to variability. There have been no impairments during any years presented in the accompanying financial statements pursuant to SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of."

ITEM 7a. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                              TORCH OFFSHORE, INC.
                          INDEX TO FINANCIAL STATEMENTS



                                                                                                       PAGE
------------------------------------------------------------------------------------------------------------
Report of Independent Public Accountants............................................................... 30

Consolidated Balance Sheets as of December 31, 2001 and 2000........................................... 31

Consolidated Statements of Operations for the Years Ended December 31, 2001, 2000 and 1999............. 32

Consolidated Statements of Changes in Stockholders' Equity for the Years Ended December 31, 2001,
 2000 and 1999......................................................................................... 33

Consolidated Statements of Cash Flows for the Years Ended December 31, 2001, 2000 and 1999............. 34

Notes to Consolidated Financial Statements............................................................. 35

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



To the Board of Directors of Torch Offshore, Inc.:

We have audited the accompanying consolidated balance sheets of Torch Offshore, Inc. (a Delaware corporation) and subsidiary as of December 31, 2001 and 2000, and the related consolidated statements of operations, changes in stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Torch Offshore, Inc. and subsidiary as of December 31, 2001 and 2000, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States.

                                                    ARTHUR ANDERSEN LLP

New Orleans, Louisiana,
January 25, 2002 (except with
respect to Note 16, as to which
the date is March 1, 2002)

                              TORCH OFFSHORE, INC.
                           CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                                                                                    DECEMBER 31,
                                                                                                  2001         2000
                                                                                                --------     --------
ASSETS
CURRENT ASSETS:
  Cash and cash equivalents ...............................................................     $ 24,493     $    886
  Accounts receivable --
    Trade, less allowance for doubtful accounts of $218 and $607, respectively ............       11,033        9,824
    Other .................................................................................          290           42
  Costs and estimated earnings in excess of billings on uncompleted contracts .............        1,600          523
  Prepaid expenses and other ..............................................................        2,659        1,664
                                                                                                --------     --------
        Total current assets ..............................................................       40,075       12,939

PROPERTY AND EQUIPMENT, at cost, less accumulated depreciation ............................       49,179       40,202
INVESTMENTS, restricted ...................................................................            6            6
DEFERRED DRYDOCKING CHARGES ...............................................................        3,245        4,554
OTHER ASSETS ..............................................................................          250          287
                                                                                                --------     --------
        Total assets ......................................................................     $ 92,755     $ 57,988
                                                                                                ========     ========

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Accounts payable -- trade ...............................................................     $  4,124     $  7,809
  Accrued expenses ........................................................................        2,909        3,384
  Accrued payroll and related taxes .......................................................          791          460
  Financed insurance premiums .............................................................        1,075          991
  Deferred income taxes ...................................................................          535           --
  Current portion of long-term debt .......................................................           --        6,962
  Revolving line of credit ................................................................           --        3,436
                                                                                                --------     --------
        Total current liabilities .........................................................        9,434       23,042

DEFERRED INCOME TAXES .....................................................................        2,280           --
LONG-TERM DEBT, less current portion ......................................................           --       23,957
MANDATORILY REDEEMABLE CONVERTIBLE PREFERRED UNITS, net ...................................           --        4,678

COMMITMENTS AND CONTINGENCIES (Note 12)

STOCKHOLDERS' EQUITY:
  Preferred stock, $0.01 par value; 10,000 authorized shares; none issued and outstanding .           --           --
  Common stock, $0.01 par value; 100,000 authorized shares; 13,366 shares in 2001 and 7,505
   shares in 2000 issued and outstanding ..................................................          134           --
  Additional paid-in-capital ..............................................................       85,199          239
  Deferred compensation ...................................................................         (473)          --
  Treasury stock, at cost, 410 shares in 2001 .............................................       (2,245)          --
  Retained earnings (deficit) .............................................................       (1,574)       6,072
                                                                                                --------     --------
        Total stockholders' equity ........................................................       81,041        6,311
                                                                                                --------     --------
        Total liabilities and stockholders' equity ........................................     $ 92,755     $ 57,988
                                                                                                ========     ========

                 The accompanying notes are an integral part of
                    these consolidated financial statements.

                              TORCH OFFSHORE, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                                                 YEARS ENDED DECEMBER 31,
                                                                             2001          2000          1999
                                                                           --------      --------      --------
Revenues .............................................................     $ 59,052      $ 46,205      $ 21,252
Cost of revenues:
  Cost of sales ......................................................       43,190        34,011        21,190
  Depreciation and amortization ......................................        6,376         4,941         3,469
  General and administrative expenses ................................        3,982         3,759         3,327
  Other operating expense (Notes 6 and 11) ...........................          950           954         1,741
                                                                           --------      --------      --------
         Total cost of revenues ......................................       54,498        43,665        29,727
                                                                           --------      --------      --------
Operating income (loss) ..............................................        4,554         2,540        (8,475)
                                                                           --------      --------      --------
Other income (expense):
  Interest expense ...................................................       (1,642)       (3,814)       (1,484)
  Interest income ....................................................          468             1            71
                                                                           --------      --------      --------
         Total other income (expense) ................................       (1,174)       (3,813)       (1,413)
                                                                           --------      --------      --------
Income (loss) before income taxes and extraordinary item .............        3,380        (1,273)       (9,888)
Income tax expense ...................................................       (3,433)           --            (4)
                                                                           --------      --------      --------
Net loss before extraordinary item ...................................          (53)       (1,273)       (9,892)
Extraordinary loss on early extinguishment of debt, net of taxes
  of $268 in 2001 (Note 7) ...........................................         (498)           --          (676)
                                                                           --------      --------      --------
Net loss .............................................................         (551)       (1,273)      (10,568)
Preferred unit dividends and accretion ...............................         (190)         (305)           --
                                                                           --------      --------      --------
Net loss attributable to common stockholders .........................     $   (741)     $ (1,578)     $(10,568)
                                                                           ========      ========      ========

Basic and Diluted loss per common share (Note 2):
  Weighted average shares of common stock outstanding ................       10,845         7,505         7,505
                                                                           ========      ========      ========


  Net loss before extraordinary item .................................     $  (0.02)     $  (0.21)     $  (1.32)
  Extraordinary loss .................................................        (0.05)        (0.00)        (0.09)
                                                                           --------      --------      --------
  Net loss ...........................................................     $  (0.07)     $  (0.21)     $  (1.41)
                                                                           ========      ========      ========



                 The accompanying notes are an integral part of
                    these consolidated financial statements.

                              TORCH OFFSHORE, INC.
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                                 (IN THOUSANDS)


                                            COMMON STOCK
                                             OUTSTANDING     ADDITIONAL   DEFERRED     TREASURY STOCK     RETAINED       TOTAL
                                          ----------------    PAID-IN      COMPEN-    -----------------   EARNINGS   STOCKHOLDERS'
                                          SHARES    AMOUNT    CAPITAL      SATION     SHARES    AMOUNT    (DEFICIT)      EQUITY
                                          -------   ------   ----------   --------    -------   -------   --------   -------------
BALANCE, January 1, 1999 ...............    7,505   $   --   $      239   $     --         --   $    --   $ 18,484   $      18,723
  Distribution to Stockholder ..........       --       --           --         --         --        --       (266)           (266)
  Net loss .............................       --       --           --         --         --        --    (10,568)        (10,568)
                                          -------   ------   ----------   --------    -------   -------   --------   -------------
BALANCE, December 31, 1999 .............    7,505       --          239         --         --        --      7,650           7,889
  Net loss .............................       --       --           --         --         --        --     (1,273)         (1,273)
  Preferred unit dividends and
   accretion ...........................       --       --           --         --         --        --       (305)           (305)
                                          -------   ------   ----------   --------    -------   -------   --------   -------------
BALANCE, December 31, 2000 .............    7,505       --          239         --         --        --      6,072           6,311
  Net income prior to Public Offering ..       --       --           --         --         --        --      1,023           1,023
  Preferred unit dividends and
   accretion ...........................       --       --           --         --         --        --       (190)           (190)
  Exchange of membership interests .....      828       83       11,535         --         --        --     (6,905)          4,713
                                          -------   ------   ----------   --------    -------   -------   --------   -------------
BALANCE, Prior to Public Offering ......    8,333       83       11,774         --         --        --         --          11,857
  Issuance of public shares, net........    5,000       50       72,900         --         --        --         --          72,950
  Issuance of restricted shares ........       33        1          525       (526)        --        --         --              --
  Deferred compensation earned .........       --       --           --         53         --        --         --              53
  Repurchases of common stock ..........       --       --           --         --        410    (2,245)        --          (2,245)
  Net loss after Public Offering .......       --       --           --         --         --        --     (1,574)         (1,574)
                                          -------   ------   ----------   --------    -------   -------   --------   -------------
BALANCE, December 31, 2001 .............   13,366   $  134   $   85,199   $   (473)       410   $(2,245)  $ (1,574)  $      81,041
                                          =======   ======   ==========   ========    =======   =======   ========   =============


                 The accompanying notes are an integral part of
                    these consolidated financial statements.

                              TORCH OFFSHORE, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)


                                                                                        YEARS ENDED DECEMBER 31,
                                                                                    2001          2000          1999
                                                                                  --------      --------      --------
CASH FLOWS PROVIDED BY (USED IN) OPERATING ACTIVITIES:
Net loss .......................................................................  $   (551)     $ (1,273)     $(10,568)
  Depreciation and amortization ................................................     6,376         4,941         3,469
  Write-off of Midnight Warrior costs ..........................................       950            --            --
  Deferred income tax provision ................................................     4,241            --            --
  Provision for doubtful accounts ..............................................        --           475            --
  Extraordinary loss on extinguishment of debt .................................       498            --           676
  Severance and reorganizational costs, net unpaid (paid) ......................    (1,764)          300         1,464
  Deferred drydocking costs incurred ...........................................    (1,253)       (2,171)       (4,885)
(Increase) decrease in working capital:
  Accounts receivable ..........................................................    (1,457)       (5,643)        4,003
  Costs and estimated earnings in excess of billings on uncompleted contracts ..    (1,077)          369          (325)
  Prepaid expenses, net of financed portion ....................................      (911)         (159)           76
  Accounts payable -- trade ....................................................    (3,685)        3,445         1,066
  Accrued payroll and related taxes ............................................       331           127             5
  Accrued expenses and other ...................................................       721         1,335           813
                                                                                  --------      --------      --------
Net cash provided by (used in) operating activities ............................     2,419         1,746        (4,206)
                                                                                  --------      --------      --------
CASH FLOWS USED IN INVESTING ACTIVITIES:
  Purchases of equipment .......................................................   (13,741)       (2,538)      (11,681)
  Net investment in Merchant Marine Capital Construction Fund ..................        --            --         5,230
                                                                                  --------      --------      --------
Net cash used in investing activities ..........................................   (13,741)       (2,538)       (6,451)
                                                                                  --------      --------      --------

CASH FLOWS PROVIDED BY FINANCING ACTIVITIES:
  Proceeds from initial public offering ........................................    80,000            --            --
  Payments of initial public offering costs ....................................    (7,400)           --            --
  Net proceeds from (payments on) revolving line of credit .....................    (3,436)          108           615
  Proceeds from long-term debt .................................................        --            --        35,500
  Payments on long-term debt ...................................................   (30,821)       (4,455)      (23,727)
  Proceeds from issuance of preferred units ....................................        --         5,300            --
  Preferred unit issuance costs ................................................        --          (490)           --
  Premium/cost of debt extinguishment ..........................................      (766)           --          (565)
  Treasury stock purchases .....................................................    (2,245)           --            --
  Stockholder distributions ....................................................      (403)           --          (266)
                                                                                  --------      --------      --------
Net cash provided by financing activities ......................................    34,929           463        11,557
                                                                                  --------      --------      --------

Net increase (decrease) in cash ................................................    23,607          (329)          900
Cash at beginning of year ......................................................       886         1,215           315
                                                                                  --------      --------      --------
Cash at end of year ............................................................  $ 24,493      $    886      $  1,215
                                                                                  ========      ========      ========

Interest paid (net of amounts capitalized) .....................................  $  1,943      $  3,863      $  1,207
                                                                                  ========      ========      ========

Income taxes paid ..............................................................  $     --      $     --      $      4
                                                                                  ========      ========      ========

                 The accompanying notes are an integral part of
                    these consolidated financial statements.

                              TORCH OFFSHORE, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. NATURE OF BUSINESS:

Torch Offshore, Inc., a Delaware corporation, and its wholly owned subsidiary Torch Offshore, L.L.C. (collectively, the "Company") provide integrated pipeline installation, subsea construction and support services to the offshore oil and natural gas industry primarily in the United States Gulf of Mexico (the "Gulf of Mexico"). The Company's focus has been providing services primarily for oil and natural gas production in water depths of 20 to 300 feet in the Gulf of Mexico (the "Shelf"). Over the past few years, the Company has expanded its operations, fleet capabilities and management expertise to enable it to provide deeper water services analogous to those services it provides on the Shelf.

Torch, Inc. ("Torch"), the predecessor in interest to Torch Offshore, L.L.C., was incorporated in Louisiana in 1978. Torch is owned by Lyle G. Stockstill and Lana J. Hingle Stockstill ("Mr. and Mrs. Stockstill"), the founders of the Company. In May 2000, Torch Offshore, L.L.C. was formed to hold substantially all of the assets and liabilities of Torch. In January 2001, the Board of Directors of Torch formed Torch Offshore, Inc., which filed a registration statement on Form S-1 with the Securities and Exchange Commission (the "SEC") to register and sell common stock of the Company. In June 2001, the Company completed its initial public offering of 5.0 million shares of its common stock, raising gross proceeds of $80.0 million (the "Public Offering").

In connection with the Public Offering, all membership interests in Torch Offshore, L.L.C. were contributed to the Company in exchange for common shares of the Company. In the aggregate, Mr. and Mrs. Stockstill presently own a majority of the Company through their ownership of Torch. For reporting purposes, these transactions were considered a recapitalization, and as such, all historical share data included in the accompanying financial statements has been restated (see Note 3).

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

The accounting and reporting policies of the Company conform with accounting principles generally accepted in the United States. A summary of significant accounting policies follows:

Principles of Consolidation - The consolidated financial statements include the accounts of Torch Offshore, Inc. and its wholly owned subsidiary, Torch Offshore, L.L.C. All significant intercompany balances and transactions have been eliminated.

Use of Estimates - The presentation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Cash and Cash Equivalents - The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents. The carrying amount of these instruments approximates fair value because of their short maturity.

Allowance for Doubtful Accounts - The Company provides allowances for doubtful accounts based on historical experience and a review of the current status of existing accounts receivable balances at the end of each reporting period. Provisions for doubtful accounts are recorded as charges to other operating expense. Activity within the allowance for doubtful accounts follows (in thousands):

                                                   2001      2000     1999
                                                  ------    ------   ------
          Beginning balance...................    $  607    $  132   $  132
          Provision...........................        --       475       --
          Deductions..........................      (389)       --       --
                                                  ------    ------   ------
          Ending Balance......................    $  218    $  607   $  132
                                                  ======    ======   ======

Property and Equipment - Property and equipment are stated at cost less applicable depreciation. Depreciation is calculated principally using the straight-line method over the estimated useful lives of the various classes of depreciable assets. Expenditures for maintenance and repairs are expensed as incurred. Major expenditures for renewals and improvements that extend the useful lives of existing assets, interest incurred during vessel construction, and, when material, vessel construction related overhead are capitalized.

The Company periodically assesses the realizability of its long-term assets pursuant to Statement of Financial Accounting Standard ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." Any impairment of the asset is recognized when it is probable that such future undiscounted cash flows will be less than the carrying value of the asset. No write-downs were recorded for the years ending December 31, 2001, 2000 and 1999.

Investments - Long-term investments represent net remaining deposits made by the Company under the U.S. Government sponsored Merchant Marine Capital Construction Fund ("CCF") program. The CCF program allows the Company to set aside and use its own funds for the purpose of funding current or future construction of "qualified" marine vessels to be used in the Company's operations, while allowing the Company to receive accelerated tax deductions equal to the amount originally deposited.

These investments are comprised of deposits in an interest bearing, money-market account, with interest income recorded as earned. Although these investments are short-term in nature, similar to "cash and cash equivalents," because of the purpose of the deposits the Company has reflected these as a long-term asset. There are no restrictions on these investments. However, "unqualified" withdrawals from this program would result in that amount being included as additional taxable income to the Company for that period. The fair value of investments approximated carrying value as of December 31, 2001 and 2000.

Deferred Drydocking Charges - The Company is obligated by regulation to periodically incur refurbishment costs (known as "drydocking" costs) related to the maintenance and operation of its marine vessels. The Company capitalizes periodic scheduled drydocking charges when incurred and amortizes such costs on a straight-line basis over a term that approximates the amount of time until the next required drydocking refurbishment, generally two to three years. Amortization expense for deferred drydocking charges totaled $2,562,000 in 2001, $1,485,000 in 2000 and $1,206,000 in 1999.

Revenue Recognition - The Company accounts for its contracts in-progress using the percentage-of-completion method, as its contracts contain multiple phases of work whereby title to and ownership of the work-in-process inures to its customers as each phase is completed. Additionally, the Company believes that it has demonstrated the ability to produce reasonably dependable estimates of the costs under such contracts, and that its business has not been subject to the types of inherent risks that would raise questions about the ability of either the Company or the customer to perform their obligations under the contract or would make otherwise reasonably dependable contract estimates doubtful.

Under this method, recognition of earnings on contracts in-progress is calculated based on the ratio of costs incurred as of the reporting date to total expected costs to be incurred on each contract. The SEC has issued Staff Accounting Bulletin ("SAB") 101 which presents the SEC staff's views on and guidance in applying accounting principles generally accepted in the United States to revenue recognition in financial statements. The Company has adopted the provisions of SAB 101, which had no impact with respect to the Company's previously existing revenue recognition practices.

Contract costs include all direct material and labor costs and those indirect costs related to contract performance, such as indirect labor, supplies, insurance and benefits. General and administrative costs are charged to expense as incurred. Provisions for estimated losses on uncompleted contracts are made in the period during which such losses are first forecast.

The asset caption "Costs and Estimated Earnings in Excess of Billings on Uncompleted Contracts" represents revenues recognized in excess of amounts billed.

Income Taxes - In connection with the Public Offering, the Company became subject to corporate level taxation and recorded a $2.6 million charge based upon cumulative book and tax basis differences at the date of change in taxpayer status. In addition, the Company has recorded an $0.8 million provision (a 35% effective tax rate) attributable to operating earnings after the Public Offering. From 1997 until the Public Offering the Company had not been subject to income taxes.

Segments - The Company's business is considered a single operation with no separately reportable segments in accordance with SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information." The Company has domestic operations in one industry segment, the marine construction service industry.

Earnings Per Share - The Company follows SFAS No. 128, "Earnings per Share." Basic earnings per share is calculated by dividing income attributable to common stockholders by the weighted-average number of common shares outstanding for the applicable period, without adjustment for potential common shares outstanding in the form of options, warrants, convertible securities or contingent stock agreements. For the calculation of diluted earnings per share, the number of common shares outstanding are increased (if deemed dilutive) by the number of additional common shares that would have been outstanding if the dilutive potential common shares had been issued, determined using the treasury stock method where appropriate.

                                                                      NET                 PER SHARE
(in thousands, except per share data)                                 LOSS     SHARES       AMOUNT
                                                                    --------   -------    ---------
2001
Basic Loss Per Share:
  Loss attributable to common stockholders........................  $   (741)   10,845    $   (0.07)
                                                                                          =========
  Impact of stock options (none due to anti-dilutive effect)......        --        --
                                                                    --------   -------
Diluted Loss Per Share............................................  $   (741)   10,845    $   (0.07)
                                                                    ========   =======    =========

2000
Basic Loss Per Share:
  Loss attributable to common stockholders........................  $ (1,578)    7,505    $  (0.21)
                                                                                          =========
  Impact of stock options (none due to anti-dilutive effect)......        --        --
                                                                    --------   -------
Diluted Loss Per Share............................................  $ (1,578)    7,505    $   (0.21)
                                                                    ========   =======    =========

1999
Basic Loss Per Share:
  Loss attributable to common stockholders........................  $(10,568)    7,505    $   (1.41)
                                                                                          =========
  Impact of stock options (none due to anti-dilutive effect)......        --        --
                                                                    --------   -------
Diluted Loss Per Share............................................  $(10,568)    7,505    $   (1.41)
                                                                    ========   =======    =========

Common stock equivalents (related to stock options) excluded from the calculation of the diluted loss per share were 224,000 shares for 2001, 363,500 shares for 2000 and 594,000 shares for 1999. None of the outstanding shares of convertible preferred stock were considered in the calculation of the diluted loss per share for 2000 because of their anti-dilutive effect.

Derivative Financial Instruments - Effective January 1, 1999, the Company adopted SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," which established accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value. SFAS No. 133 requires that changes in a derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative's gains and losses to be recorded through equity via other comprehensive income, and requires that a company must formally document, designate and assess the effectiveness of transactions that receive hedge accounting. The Company has not historically entered into these derivative instruments, nor were there any contracts existing as of December 31, 2001; thus, the adoption of SFAS No. 133 did not have an impact on its financial position or results of operations.

New Accounting Standards - In July 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 143, "Accounting for Asset Retirement Obligations," effective for fiscal years beginning after June 15, 2002. This statement will require the Company to record the fair value of liabilities related to future asset retirement obligations in the period the obligation is incurred. The Company expects to adopt SFAS No. 143 on January 1, 2003. Due to the nature of the Company's assets, management believes that the adoption of this statement will not materially impact the Company's financial position or results of operations.

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

In June 2001, the American Institute of Certified Public Accountants ("AICPA") issued an exposure draft of a proposed Statement of Position ("SOP"), "Accounting for Certain Costs and Activities Related to Property, Plant, and Equipment." This proposed SOP would change, among other things, the method by which companies would account for normal, recurring or periodic repairs and maintenance costs related to "in service" fixed assets. It would require that these types of expenses be recognized when incurred rather than recognizing expense for these costs while the asset is productive. The Company is assessing the impact of the change should this SOP be adopted. If adopted, the Company would be required to expense regulatory maintenance cost on its vessels as incurred.

3. RECAPITALIZATION:

In May 2000, Torch transferred, at historical cost, substantially all assets, liabilities and operations to a newly formed subsidiary, Torch Offshore, L.L.C. in exchange for common membership units of Torch Offshore, L.L.C. Immediately following the transfer, Torch Offshore, L.L.C. issued 7% Convertible Preferred Membership Units ("Preferred Units") to an outside investor for $5.3 million. The Preferred Units were converted to 828,333 shares of common stock of the Company just prior to the Public Offering.

4. CONCENTRATIONS OF CREDIT RISK:

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash deposits and trade accounts receivable. The Company at times has cash on deposit at financial institutions that is in excess of federally insured limits. Also, the Company's trade receivables are generally unsecured except for lien rights, and are due from customers, substantially all of whom are engaged in the production and development of oil and natural gas located in the Gulf of Mexico.

5. COSTS AND ESTIMATED EARNINGS IN EXCESS OF BILLINGS ON UNCOMPLETED CONTRACTS:

Costs and estimated earnings in excess of billings on uncompleted contracts consisted of the following (in thousands):

                                                DECEMBER 31,
                                            2001            2000
                                          --------        -------
Costs incurred.......................     $  2,999        $ 2,358
Estimated earnings...................          346            480
                                          --------        -------
                                             3,345          2,838
Less billings........................        1,745          2,315
                                          --------        -------
                                          $  1,600        $   523
                                          ========        =======


6. PROPERTY AND EQUIPMENT:

The major classifications and estimated useful lives of property and equipment follow (in thousands, except useful life data):

                                                                             ESTIMATED
                                                                              USEFUL
                                                       DECEMBER 31,            LIVES
                                                    2001          2000       (IN YEARS)
                                                  --------      ---------    ----------
Leasehold improvements.....................       $    247      $     247        5
Vessels....................................         61,343         49,491       7-20
Vessels under construction.................          1,741          1,014        --
Furniture and fixtures.....................            523            472       2-5
Equipment..................................            633            499        5
Automobiles and trucks.....................            344            317       3-5
                                                  --------      ---------
                                                    64,831         52,040
Less accumulated depreciation..............        (15,652)       (11,838)
                                                  --------      ---------
                                                  $ 49,179      $  40,202
                                                  ========      =========

Depreciation expense totaled $3,814,000 for 2001, $3,456,000 for 2000 and $2,263,000 for 1999. During the year ended December 31, 1999, $1,354,000 of interest related to vessel construction was capitalized.

Included in "Vessels Under Construction" at December 31, 2001 and 2000 are the engineering design, legal and other costs associated with the Company's efforts to pursue construction of the Midnight Warrior. However, the Company tabled the construction of this vessel with the acquisition of the Smit Express in 2002, which it plans to convert to the Midnight Express (see Note 16). The Midnight Express will be similar to the proposed Midnight Warrior in various aspects, therefore, many of the costs included above can be utilized in the conversion of the Midnight Express. The Company reviewed the costs included in "Vessels Under Construction" at December 31, 2001 and recorded a charge of $950,000 in 2001 for certain identifiable costs that were deemed to have no value to the conversion of the Midnight Express.

In June 2001, the Company purchased an existing pipelay/bury barge, the BH-400 (renamed the Midnight Rider), for $9.5 million. This barge completed a required drydocking and was placed into service in late 2001.

7. LONG-TERM DEBT:

In 1999, the Company refinanced its fleet-related borrowings with a six-year, $33 million, 10.56% fixed interest rate installment loan. In connection with this debt refinancing, the Company recognized a $676,000 extraordinary loss on the early extinguishment of debt, consisting of $565,000 for prepayment fees and associated refinancing costs and $111,000 for the write-off of previously deferred financing costs related to prior borrowings. Borrowings under the loan were secured by first preferred ship mortgage liens on the Company's entire fleet and were guaranteed Mr. and Mrs. Stockstill.

In June 2001, the Company repaid all debt as described above with proceeds from the Public Offering. This resulted in the Company incurring an extraordinary loss on the early retirement of debt of $498,000 (net of taxes of $268,000).

As of December 31, 2000, the fair value of the Company's debt obligations approximated carrying value.

Long-term debt consists of the following (in thousands):

                                                                DECEMBER 31,
                                                             2001        2000
                                                            ------     --------
Fleet loan ............................................     $   --     $ 27,404
Reel system loan ......................................         --        1,537
Credit line ...........................................         --        3,436
Other debt (Note 12) ..................................         --        1,978
                                                            ------     --------
         Total debt ...................................         --       34,355
         Less current portion .........................         --      (10,398)
                                                            ------     --------
         Total long-term debt .........................     $   --     $ 23,957
                                                            ======     ========

8. INCOME TAXES:

Prior to the Public Offering in June 2001, the Company had elected to be taxed as a flow-through entity under the Internal Revenue Code. Income taxes related to the operations of the Company were recognized directly at the individual taxpayer level. The Company recognized no federal or state income tax.

In connection with the Public Offering in 2001, the Company adopted SFAS No. 109, "Accounting for Income Taxes." This statement requires the use of the liability method of computing deferred income taxes. Under this method, deferred income taxes are provided for the temporary differences between the financial reporting basis and the tax basis of the Company's assets and liabilities. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.

The provision for income taxes reflected in the statement of operations consisted of the following for the years ended December 31, 2001, 2000 and 1999 (in thousands):

                                                     YEARS ENDED DECEMBER 31,
                                                    2001       2000       1999
                                                  -------      ----     -------
Current tax benefit (expense) ...............     $   808      $ --     $    (4)
Deferred tax benefit (expense) ..............      (4,241)       --          --
                                                  -------      ----     -------
                                                  $(3,433)     $ --     $    (4)
                                                  =======      ====     =======

Reconciliations of the differences between income taxes from operations computed at the federal statutory tax rate and income taxes recorded follow (in thousands):

                                                                                     YEARS ENDED DECEMBER 31,
                                                                                 2001          2000          1999
                                                                               --------      --------      --------
Income tax benefit (expense) computed at the federal statutory tax rate ..     $ (1,149)     $    552      $  3,697
   Increase attributable to:
    Non-taxable income due to tax status .................................          292          (552)       (3,697)
    Impact of cumulative differences in book and tax basis (Note 2) ......       (2,608)           --            --
    Other ................................................................           32            --            (4)
                                                                               --------      --------      --------
Income tax benefit (expense) .............................................     $ (3,433)     $     --      $     (4)
                                                                               ========      ========      ========

The components of the Company's deferred taxes at December 31, 2001 follow (in thousands):

                                                            CURRENT    LONG-TERM
                                                            -------    ---------
Deferred tax assets:
  Allowance for doubtful accounts........................   $    76    $      --
  Other accruals.........................................        88           --
  Tax loss carryforward..................................        --        1,416
                                                            -------    ---------
Total deferred tax assets................................   $   164    $   1,416
                                                            -------    ---------

Deferred tax liabilities:
  Property, plant and equipment, and other...............   $    --    $  (2,561)
  Drydocking.............................................        --       (1,135)
  Prepaid expenses.......................................      (699)          --
                                                            -------    ---------
Total deferred tax liabilities...........................   $  (699)   $  (3,696)
                                                            -------    ---------

Net deferred tax liability...............................   $  (535)   $  (2,280)
                                                            =======    =========

9. RELATED PARTY TRANSACTIONS:

The Company purchases catering services for the galleys of some of its boats and barges from a company partially owned by Mrs. Stockstill. Purchases for 2001, 2000 and 1999 totaled $33,000, zero and $8,000, respectively. The Company also purchased fuel from a company partially owned by Mrs. Stockstill. Purchases for 2001, 2000 and 1999 totaled $53,000, $282,000 and zero, respectively.

10. SIGNIFICANT CUSTOMERS:

No individual customer made up more than 10% of the revenues for the year ended December 31, 2001. Approximately 27% and 24% of the Company's revenues were derived from two customers during 2000 and 1999, respectively.

11. SEVERANCE AND REORGANIZATIONAL COSTS:

During 1999, the Company consolidated its corporate and operations offices. As part of this process, the Company incurred certain one-time employee severance, office closure and relocation costs totaling approximately $0.2 million. In addition, because of this consolidation process, the Company recognized a charge of approximately $1.5 million during 1999 for the termination agreement associated with one employee (Note 12). The Company also recorded a $0.5 million charge in 2000 primarily associated with the termination of another employee (Note 12). These severance and reorganization costs have been reflected in the caption "Other Operating Expense" in the Statements of Operations.

12. COMMITMENTS AND CONTINGENCIES:

Employment Agreements - The Company had an employment agreement with an employee and also granted in 1996 a ten-year option to this employee to purchase 395,000 shares of the Company's common stock with an exercise price of $0.51 per share. In 1999, the Company entered into a termination agreement with this employee, canceling the employment agreement and the options. The termination agreement called for payments totaling $1.5 million. This amount has been paid in full.

In 1998, the Company entered into an employment agreement with an employee and also granted a ten-year option to this employee to purchase 77,900 shares of the Company's common stock with an exercise price of $4.62 per share. An additional "fair market value" grant of options to purchase 319,200 shares of the Company's common stock was made to this employee in 1998, with an exercise price of $9.99 per share. The exercise prices of the respective options equaled or exceeded management's estimate of the fair value of the Company's stock at the dates of grant. In 2000, the Company entered into a termination agreement with this employee, canceling the employment agreement and the options. The termination agreement called for payments totaling approximately $380,000. The entire balance has been paid.

The Company presently has employment agreements with four employees expiring on December 31, 2002, which include severance benefits equal to six months salary for those individuals.

Lease Commitments - The Company's obligations under non-cancellable operating lease commitments as of December 31, 2001 totaled $3.6 million for 2002, $3.7 million for 2003, $3.7 million for 2004, $0.8 million for 2005, zero for 2006 and zero thereafter. The majority of the obligation relates to the Company taking delivery of a deepwater technology vessel under a charter agreement (the charter amount includes the marine crew, maintenance and repairs, drydock costs, and certain insurance coverages), with certain early termination options. At the end of the initial term, the Company has the option of returning the vessel, exercising an additional two-year leasing option, or purchasing the vessel for a fixed price, which approximated the Company's estimate of fair value upon executing the lease.

The Company also leases real property in the normal course of business under varying operating leases that generally provide for fixed monthly rentals. Rent expense for the years ending December 31, 2001, 2000 and 1999 was $420,000, $306,000 and $240,000, respectively.

Contingencies - Because of the nature of its business, the Company is subject to various claims (see Note 16). The Company has engaged legal counsel to assist in defending all legal matters, and management intends to vigorously defend all claims. The Company does not believe, based on all available information, that the outcome of these matters will have a material effect on its financial position or results of operations.

13. STOCKHOLDERS' EQUITY:

Treasury Stock - In August 2001, the Company's Board of Directors approved the repurchase of up to $5.0 million of the Company's outstanding common stock. Purchases will be made on a discretionary basis in the open market or otherwise over a period of time as determined by management subject to market conditions, applicable legal requirements and other factors. As of December 31, 2001, 409,700 shares had been repurchased at a total cost of approximately $2.2 million.

Stock Option Plan - The Company's 2001 Long-Term Incentive Plan authorizes 3.0 million shares of the Company's common stock to be granted to employees, directors and affiliates in the form of options, stock, phantom stock, performance based stock or stock appreciation rights. Concurrent with the Public Offering, the Company granted stock options covering 255,943 shares of common stock at $16.00 per share, and 32,813 shares of restricted stock, both vesting generally over five years. Prior to this grant, only stock option grants associated with the Company's predecessor were outstanding (see Note 12).

The Company has adopted the disclosure only provisions of SFAS No. 123 and continues to apply Accounting Principles Board Opinion ("APB") No. 25 and related interpretations in accounting for its stock-based compensation plan. Under SFAS No. 123 compensation methods, the Company's stock based compensation cost would have increased by $183,000 ($0.02 per share), $145,000 ($0.02 per share) and $158,000 ($0.02 per share) for 2001, 2000 and 1999, respectively. For the pro forma computation, the fair value of the stock options granted was estimated using the Black-Scholes option-pricing model. The weighted-average fair value of the 2001 stock option grants was $10.98 per share, calculated using a risk-free interest rate of 4.88%, expected volatility of 76.40%, an expected life of five years and no annual dividend.

The following table shows the changes in options outstanding under the 2001 Long-Term Incentive Plan for the year ended December 31, 2001:

                                                                     WEIGHTED
                                                    NUMBER OF    AVERAGE EXERCISE
                                                     OPTIONS          PRICE
                                                    ---------    ----------------
  Granted........................................     255,943         $16.00
  Cancelled......................................      32,188          16.00
  Exercised......................................          --            --
                                                    ---------
Outstanding at December 31, 2001.................     223,755         $16.00
                                                    =========

The following table summarizes information on stock options outstanding and exercisable as of December 31, 2001, pursuant to the 2001 Incentive Plan:

                                    OPTIONS OUTSTANDING                          OPTIONS EXERCISABLE
                                    -------------------                          -------------------
                                     WEIGHTED AVERAGE
      RANGE OF         SHARES           REMAINING        WEIGHTED AVERAGE     SHARES      WEIGHTED AVERAGE
   EXERCISE PRICES   OUTSTANDING     CONTRACTUAL LIFE     EXERCISE PRICE    EXERCISABLE    EXERCISE PRICE
   ---------------   -----------     ----------------    ----------------   -----------   ----------------
        $16.00         223,755             9.4                $16.00           23,906         $16.00

14. EMPLOYEE BENEFIT PLAN:

The Company has a 401(k) defined contribution plan whereby eligible employees are allowed to contribute on a tax deferred basis up to 15% of their compensation (subject to certain limitations) for investment within the plan. Earnings from the plan accumulate to the benefit of the employees on a tax-deferred basis. The Company matches employee contributions up to 6% of the respective employees' compensation. Plan participants vest in the Company's matching contributions over a five-year period. The amount contributed to the plan by the Company totaled $318,000 for 2001, $341,000 for 2000 and $298,000 for 1999.

15. QUARTERLY FINANCIAL DATA (UNAUDITED):

Following is a summary of consolidated interim financial results:

                                                                   FISCAL YEAR 2001 QUARTERS
(in thousands, except per share data)                       FIRST     SECOND     THIRD     FOURTH
                                                           --------  --------   --------  --------
Revenues ................................................  $ 14,491  $ 14,317   $ 15,596  $ 14,648
Operating Income (Loss) .................................     1,680     1,546      1,334        (6)
Net Income (Loss) .......................................       769    (2,384)       997        67
Net Income (Loss) Attributable to Common Stockholders ...       655    (2,460)       997        67
Basic Earnings (Loss) Per Share .........................      0.09     (0.26)      0.07      0.01
Diluted Earnings (Loss) Per Share .......................      0.09     (0.26)      0.07      0.01


                                                                  FISCAL YEAR 2000 QUARTERS
                                                            FIRST     SECOND     THIRD     FOURTH
                                                           --------  --------   --------  --------
Revenues................................................   $  6,661  $ 11,014   $ 12,715  $ 15,815
Operating Income (Loss).................................     (1,231)      359        610     2,802
Net Income (Loss).......................................     (2,170)     (640)      (333)    1,870
Net Income (Loss) Attributable to Common Stockholders...     (2,170)     (716)      (447)    1,755
Basic Earnings (Loss) Per Share.........................      (0.29)    (0.10)     (0.06)     0.23
Diluted Earnings (Loss) Per Share.......................      (0.29)    (0.10)     (0.06)     0.22

16. SUBSEQUENT EVENTS:

In early 2002, the Company entered into an agreement for the purchase of the Smit Express, a 520-foot vessel, from Smit International for $9.75 million. The vessel will be converted to a DP-2 offshore construction vessel and renamed the Midnight Express at an estimated total cost of $75 million. Full integration of the equipment, the pipelay system and the vessel, followed by sea trials, is scheduled for the third quarter of 2003. Concurrent with the decision to purchase the Midnight Express, the construction of the Midnight Warrior was deferred.

The Company has been named as a defendant in a stockholder class action suit filed by purported stockholders regarding its initial public offering. This suit, which seeks unspecified monetary damages, has been filed in federal district court for the Eastern District of Louisiana. Management believes the allegations in this suit are without merit, and the Company intends to vigorously defend this lawsuit. Even so, an adverse outcome in this class action litigation could have an adverse effect on the Company's financial condition or results of operations.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required by this item is set forth under the captions "Election of Directors" and "- Compliance with Section 16(a) of the Exchange Act" in the Company's definitive Proxy Statement (the "2002 Proxy Statement") for its annual meeting of stockholders to be held on May 16, 2002, which sections are incorporated herein by reference.

Pursuant to Item 401(b) of Regulation S-K, the information required by this item with respect to executive officers of the Company is set forth in Part I of this report.

ITEM 11. EXECUTIVE COMPENSATION

The information required by this item is set forth in the sections entitled "Election of Directors - Director Compensation" and "Executive Compensation" in the 2002 Proxy Statement, which sections are incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information required by this item is set forth in the section entitled "Security Ownership of Certain Beneficial Owners and Management" in the 2002 Proxy Statement, which section is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this item is set forth in the section entitled "Election of Directors - Certain Transactions" in the 2002 Proxy Statement, which section is incorporated herein by reference.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)      1. FINANCIAL STATEMENTS:

         Report of Independent Public Accountants..........................................................   30
         Consolidated Balance Sheets as of December 31, 2001 and 2000......................................   31
         Consolidated Statements of Operations for the Years Ended December 31, 2001, 2000 and 1999........   32
         Consolidated Statements of Changes in Stockholders' Equity for the Years Ended December 31,
           2001, 2000 and 1999.............................................................................   33
         Consolidated Statements of Cash Flows for the Years Ended December 31, 2001, 2000 and 1999........   34
         Notes to Consolidated Financial Statements........................................................   35

         2. FINANCIAL STATEMENT SCHEDULES:

         All other financial statement schedules are omitted because the information is not required or because the information required is in the financial statements or notes thereto.

         4(a). EXHIBITS:

         The following exhibits are filed herewith unless otherwise indicated:

         *3.1   --  Certificate of Incorporation (Incorporated by reference to
                    Exhibit 3.1 to the Company's Registration Statement on Form
                    S-1 (Registration No. 333-54120)).

         *3.2   --  Bylaws (Incorporated by reference to Exhibit 3.2 to the
                    Company's Registration Statement on Form S-1 (Registration
                    No. 333-54120)).
         *3.3   --  Certificate of Amendment to Certificate of Incorporation
                    (Incorporated by reference to Exhibit 3.3 to the Company's
                    Registration Statement on Form S-1 (Registration No.
                    333-54120)).
         *4.1   --  Form of specimen common stock certificate (Incorporated by reference to Exhibit 4.1 to the Company's Registration
                    Statement on Form S-1 (Registration No. 333-54120)).
         *4.2   --  Registration Rights Agreement, dated June 6, 2001, among the
                    Company, Friends of Lime Rock LP and Riverside Investments
                    LLC (Incorporated by reference to Exhibit 4.1 to the
                    Company's Current Report on Form 8-K filed June 12, 2001
                    (SEC File No. 000-32855)).
         *10.1  --  Contribution Agreement dated January 15, 2001 among Torch,
                    Inc., Friends of Lime Rock LP, Riverside Investments LLC and
                    Torch Offshore, Inc. (Incorporated by reference to Exhibit
                    10.1 to the Company's Registration Statement on Form S-1
                    (Registration No. 333-54120)).
         *10.2  --  Torch Offshore, Inc. 2001 Long-Term Incentive Plan
                    (Incorporated by reference to Exhibit 10.2 to the Company's
                    Registration Statement on Form S-1 (Registration No.
                    333-54120)).
         *10.3  --  Employment Agreement between Torch Offshore, Inc. and Willie
                    J. Bergeron, Jr., dated January 15, 2001 (Incorporated by
                    reference to Exhibit 10.3 to the Company's Registration
                    Statement on Form S-1 (Registration No. 333-54120)).
         *10.4  --  Employment Agreement between Torch Offshore, Inc. and
                    William J. Blackwell dated January 15, 2001 (Incorporated by reference to Exhibit 10.4 to the Company's Registration
                    Statement on Form S-1 (Registration No. 333-54120)).
         *10.5  --  Employment Agreement between Torch Offshore, Inc. and
                    Vincent Lecarme dated January 15, 2001 (Incorporated by
                    reference to Exhibit 10.5 to the Company's Registration
                    Statement on Form S-1 (Registration No. 333-54120)).
         *10.6  --  Employment Agreement between Torch Offshore, Inc. and James
                    J. Mermis dated January 15, 2001 (Incorporated by reference to Exhibit 10.6 to the Company's Registration Statement on
                    Form S-1 (Registration No. 333-54120)).
         *10.8  --  Form of Indemnification Agreement (Incorporated by reference to Exhibit 10.9 to the Company's Registration Statement on
                    Form S-1 (Registration No. 333-54120)).
         *10.9  --  Vessel Construction Contract by and between Bender
                    Shipbuilding & Repair Co., Inc. and Torch Deepwater Inc.,
                    dated March 30, 2000, as amended (Incorporated by reference to Exhibit 10.10 to the Company's Registration Statement on
                    Form S-1 (Registration No. 333-54120)).
         *10.10 --  Pipelay Services Contract between Union Oil Company of
                    California and Torch, Inc., a Louisiana corporation, dated
                    January 4, 2001 (Incorporated by reference to Exhibit 10.12 to the Company's Registration Statement on Form S-1
                    (Registration No. 333-54120)).
         *10.11 --  Co-operation Agreement between Sonsub Inc., a Delaware corporation, and Torch, Inc., a Louisiana corporation, dated
                    March 17, 2000 (Incorporated by reference to Exhibit 10.13 to the Company's Registration Statement on Form S-1
                    (Registration No. 333-54120)).
         *10.12 --  Agreement between Torch, Inc. and SAS Gouda B.V., dated
                    March 18, 1998 (Incorporated by reference to Exhibit 10.14 to the Company's Registration Statement on Form S-1
                    (Registration No. 333-54120)).
          10.13 --  Memorandum of Agreement between Torch Offshore, Inc. and
                    Smit International Eminent Carrier N.V. of Grote Werf Noord
                    (Scharloo) dated December 28, 2001
         *21.1  --  List of subsidiaries of the Company (Incorporated by reference to Exhibit 21.1 to the Company's Registration
                    Statement on Form S-1 (Registration No. 333-54120)).
          23.1  --  Consent of Arthur Andersen LLP
          99.1  --  Required Letter to Securities and Exchange Commission under
                    Temporary Note 3T
         ---------------------------
         * Incorporated by reference as indicated.


         4(b).    REPORTS ON FORM 8-K:

         None.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on our behalf by the undersigned, thereunto duly authorized on March 27, 2002.

                                    TORCH OFFSHORE, INC.


Date: March 27, 2002                By:        /s/ WILLIAM J. BLACKWELL
                                       -----------------------------------------
                                                   William J. Blackwell
                                                  Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


                     SIGNATURE                                              TITLE                                    DATE
                     ---------                                              -----                                    ----
               /s/ LYLE G. STOCKSTILL                          Chairman of the Board and Chief                  March 27, 2002
-----------------------------------------------------                 Executive Officer
                 Lyle G. Stockstill                             (Principal Executive Officer)

           /s/ LANA J. HINGLE STOCKSTILL                    Senior Vice President - Administration              March 27, 2002
-----------------------------------------------------                    and Director
             Lana J. Hingle Stockstill

              /s/ WILLIAM J. BLACKWELL                       Chief Financial Officer and Director               March 27, 2002
-----------------------------------------------------    (Principal Accounting and Financial Officer)
                William J. Blackwell

               /s/ WILLIE J. BERGERON                            Vice President - Operations                    March 27, 2002
-----------------------------------------------------
                 Willie J. Bergeron

                 /s/ CURTIS LEMONS                                         Director                             March 27, 2002
-----------------------------------------------------
                   Curtis Lemons

                /s/ ANDREW L. MICHEL                                       Director                             March 27, 2002
-----------------------------------------------------
                  Andrew L. Michel

                 /s/ JOHN REYNOLDS                                         Director                             March 27, 2002
-----------------------------------------------------
                   John Reynolds

                  /s/ KEN WALLACE                                          Director                             March 27, 2002
-----------------------------------------------------
                    Ken Wallace

                              TORCH OFFSHORE, INC.
                       GLOSSARY OF CERTAIN INDUSTRY TERMS


      BOE: Barrels of oil equivalent. A measure of aggregate production which includes oil, condensate and natural gas.

      Coiled tubing:               A prefabricated single length of reeled pipe
                                   (2" to 4 1/2" in diameter) used for
                                   delivering tools "down hole" for maintenance purposes, as a flowline, and occasionally for drilling small diameter wells.

      Conventional pipelay:        Process of offshore pipe installation whereby
                                   40-foot segments, or multiples thereof, of up to 60" diameter pipe are welded together, coated, and tested on the deck of the pipelay barge. Each segment is then connected to the prior segment and is submerged in the water as the barge is moved by its anchor winches or thrusters.

      Conventional mooring:        One of three methods of positioning a
                                   floating drilling, installation or production unit over a position on the sea floor. A vessel is conventionally moored when from one to 12 anchor lines extend from the vessel to the sea floor where they are attached to embedded anchors of various types.

                                   While adequate for positioning permanent or transient vessels in shallow to intermediate depths, conventional moorings are impractical in deeper waters as the combined weight of the anchors and lines can exceed the variable deck load of the vessel being moored.

      Deepwater:                   Generally considered to be water depths
                                   between 1,000 and 5,000 feet (also see
                                   "ultra-deepwater").

      DP: Dynamic positioning. A positioning system effected by thrusters on the bow and stern of a vessel that holds the vessel in place without a mooring system. Computers, which use satellite, acoustic and taut wire reference systems, and which take into account wind and current effects on the vessel, direct the thrusters. A fully redundant DP-2 system is capable of using more than one reference system in case its primary system is not operational and can maintain position even with the loss of an engine, computer or a thruster (either at the bow or at the stern).

      Drydock: A submersible floating barge, equipped with wing walls, which can be submerged in order to allow a normal vessel to float into position between the wing walls. The submerged barge is then de- ballasted in order to lift the normal vessel completely out of the water. Major maintenance and required inspections can then be performed. Upon successful completion of these activities, the submersible barge is again submerged. The normal vessel is re- floated and then removed from between the wing walls.

                                   Periodic "drydockings" are required on a three to five year cycle in order for vessels to be maintained in class and hence to be eligible for insurance and for commercial use on offshore projects. The cost of any given drydocking is initially capitalized and then amortized over the period until the next scheduled drydocking.

      Flowline:                    Small diameter (3" to 12") pipelines that
                                   carry fluids. Flowlines are used to collect produced fluids from wells and transport them to treating and storage facilities, as well as to deliver other fluids for injection into the wellbore.

      J-lay: Describes one of two basic profiles used when installing subsea pipelines, the other being S-lay. The "J" in the term describes the curve in the pipe maintained by the dynamic positioning system and the tensioners onboard the lay vessel.

                                   The J-lay technique is only used on vessels equipped with dynamic positioning and is favored for use in deepwater. The J-lay methodology has intrinsic cost disadvantages that result from the use of a single welding station as opposed to S-lay methodology where multiple welding stations can be used, accelerating the lay rate of the vessel and thereby reducing the installed cost of the pipeline. However, the advantages inherent in reducing the number of times the pipe is bent, as well as in the need for less tensioning capacity as water depths increase, make this the favored method in deepwater.

      Kips: 1,000 pounds. Unit used for measuring the tension which can be applied to a pipeline. Tension capability is one determinant of the depth capability of a pipelay vessel.

      MARAD:                       U.S. Department of Transportation Maritime
                                   Administration.

      Moonpool:                    A protected opening in the center of a vessel
                                   through which a saturation diving system, remotely operated vehicle or other specialized equipment may be deployed, allowing deployment in adverse weather conditions.

      Mooring:                     A means of anchoring a vessel to the seabed.

      Reeled pipe:                 A prefabricated flowline or pipeline reeled
                                   onboard a lay vessel for transportation, followed by offshore installation. Pipe up to 18" in diameter can be installed using reels operating in either the S-lay or J-lay mode.

      Reel lay:                    Process of offshore pipe installation whereby
                                   pipe segments are welded, tested and coated onshore and then wound onto a pipe reel in one continuous length. Once the reel vessel is in position, the pipe is unspooled onto the ocean floor as the vessel moves forward.

      Riser: Typically a rigid or flexible section of pipe that connects a subsea pipeline or well head to either a fixed or floating surface processing facility.

      Remotely operated vehicle:   Robotic vehicle that is manipulated from a
                                   mother ship, via an umbilical, in order to perform tasks and increase the efficiency of subsea operations at depths where the use of divers is either unsafe, uneconomical or technically impossible.

      S-lay: Describes one of two basic profiles used when installing subsea pipelines, the other being J-lay. The "S" in the term describes the curve in the pipe maintained by the positioning system and the tensioners onboard the lay vessel.

                                   The S-lay technique can be used on either a conventionally moored vessel or on one equipped with dynamic positioning. While more than adequate in shallow and intermediate depths, S-lay installation is impractical in ultra-deepwater because of ever increasing mooring and tensioning loads.

      Saturation diving:           A type of diving normally required at water
                                   depths greater than 200 feet. Divers are kept under pressure for an extended period of time, often many days, in a specially designed habitat and lowered to the seabed by way of a "diving bell" to perform subsea construction tasks. At the end of a work shift, they return to the surface but remain under pressure until they descend for their next work shift. At the end of the project, they are slowly decompressed over several days until they return to surface conditions.

      Shelf: Continental shelf of the Gulf of Mexico with waters from 50 feet to 1,500 feet in depth.

      Spar: A type of floating production hull, resembling a large annular cylinder, with air chambers at the top, to provide buoyancy, and ballast at the bottom, to provide stability.

      Sponson: A structure projecting from the side of a vessel, designed to increase lateral stability.

      Stinger: A structural member extending from the stern of a laybarge which is designed to support the pipeline as it enters the water. The member may be either rigid or articulated. Its purpose is to maintain the minimum bending radius of the pipe.

      Surface supply diving:       Also called "mixed gas diving" or "bounce
                                   diving," it is a diving technique performed in water depths of less than 200 feet. Divers are linked to the surface by an umbilical containing compressed gas, communication and safety lines. Such diving may be done for only a limited duration and requires subsequent decompression to avoid serious injury to the diver.

      Tension leg platform:        A form of floating production system
                                   characterized by the use of rigid tendons that extend vertically from the sea floor to the hull. These tendons are in "tension" as a result of the hull's buoyancy.

      Tie-in: The process of connecting a pipeline to another pipeline, or a pipeline to a riser, by means of flanges, mechanical connectors or hyperbaric welding.

      Trunkline:                   Also called a "transmission line" or an
                                   "export line," it is a pipeline of 14" to 42" in diameter and lengths of up to hundreds of miles that transports hydrocarbons from multiple production facilities to an onshore pipeline network or to a process facility.

      Ultra-Deepwater:             Water depths in excess of 5,000 feet.

      Umbilical:                   Control lines arranged in a bundle that
                                   sometimes also include power cables and
                                   injection lines.

                                INDEX TO EXHIBIT


       EXHIBIT
       NUMBER                                 DESCRIPTION
       -------                                -----------
         *3.1   --  Certificate of Incorporation (Incorporated by reference to
                    Exhibit 3.1 to the Company's Registration Statement on Form
                    S-1 (Registration No. 333-54120)).
         *3.2   --  Bylaws (Incorporated by reference to Exhibit 3.2 to the
                    Company's Registration Statement on Form S-1 (Registration
                    No. 333-54120)).
         *3.3   --  Certificate of Amendment to Certificate of Incorporation
                    (Incorporated by reference to Exhibit 3.3 to the Company's
                    Registration Statement on Form S-1 (Registration No.
                    333-54120)).
         *4.1   --  Form of specimen common stock certificate (Incorporated by reference to Exhibit 4.1 to the Company's Registration
                    Statement on Form S-1 (Registration No. 333-54120)).
         *4.2   --  Registration Rights Agreement, dated June 6, 2001, among the
                    Company, Friends of Lime Rock LP and Riverside Investments
                    LLC (Incorporated by reference to Exhibit 4.1 to the
                    Company's Current Report on Form 8-K filed June 12, 2001
                    (SEC File No. 000-32855)).
         *10.1  --  Contribution Agreement dated January 15, 2001 among Torch,
                    Inc., Friends of Lime Rock LP, Riverside Investments LLC and
                    Torch Offshore, Inc. (Incorporated by reference to Exhibit
                    10.1 to the Company's Registration Statement on Form S-1
                    (Registration No. 333-54120)).
         *10.2  --  Torch Offshore, Inc. 2001 Long-Term Incentive Plan
                    (Incorporated by reference to Exhibit 10.2 to the Company's
                    Registration Statement on Form S-1 (Registration No.
                    333-54120)).
         *10.3  --  Employment Agreement between Torch Offshore, Inc. and Willie
                    J. Bergeron, Jr., dated January 15, 2001 (Incorporated by
                    reference to Exhibit 10.3 to the Company's Registration
                    Statement on Form S-1 (Registration No. 333-54120)).
         *10.4  --  Employment Agreement between Torch Offshore, Inc. and
                    William J. Blackwell dated January 15, 2001 (Incorporated by reference to Exhibit 10.4 to the Company's Registration
                    Statement on Form S-1 (Registration No. 333-54120)).
         *10.5  --  Employment Agreement between Torch Offshore, Inc. and
                    Vincent Lecarme dated January 15, 2001 (Incorporated by
                    reference to Exhibit 10.5 to the Company's Registration
                    Statement on Form S-1 (Registration No. 333-54120)).
         *10.6  --  Employment Agreement between Torch Offshore, Inc. and James
                    J. Mermis dated January 15, 2001 (Incorporated by reference to Exhibit 10.6 to the Company's Registration Statement on
                    Form S-1 (Registration No. 333-54120)).
         *10.8  --  Form of Indemnification Agreement (Incorporated by reference to Exhibit 10.9 to the Company's Registration Statement on
                    Form S-1 (Registration No. 333-54120)).
         *10.9  --  Vessel Construction Contract by and between Bender
                    Shipbuilding & Repair Co., Inc. and Torch Deepwater Inc.,
                    dated March 30, 2000, as amended (Incorporated by reference to Exhibit 10.10 to the Company's Registration Statement on
                    Form S-1 (Registration No. 333-54120)).
         *10.10 --  Pipelay Services Contract between Union Oil Company of
                    California and Torch, Inc., a Louisiana corporation, dated
                    January 4, 2001 (Incorporated by reference to Exhibit 10.12 to the Company's Registration Statement on Form S-1
                    (Registration No. 333-54120)).
         *10.11 --  Co-operation Agreement between Sonsub Inc., a Delaware corporation, and Torch, Inc., a Louisiana corporation, dated
                    March 17, 2000 (Incorporated by reference to Exhibit 10.13 to the Company's Registration Statement on Form S-1
                    (Registration No. 333-54120)).
         *10.12 --  Agreement between Torch, Inc. and SAS Gouda B.V., dated
                    March 18, 1998 (Incorporated by reference to Exhibit 10.14 to the Company's Registration Statement on Form S-1
                    (Registration No. 333-54120)).
          10.13 --  Memorandum of Agreement between Torch Offshore, Inc. and
                    Smit International Eminent Carrier N.V. of Grote Werf Noord
                    (Scharloo) dated December 28, 2001
         *21.1  --  List of subsidiaries of the Company (Incorporated by reference to Exhibit 21.1 to the Company's Registration
                    Statement on Form S-1 (Registration No. 333-54120)).
          23.1  --  Consent of Arthur Andersen LLP
          99.1  --  Required Letter to Securities and Exchange Commission under
                    Temporary Note 3T

         ---------------------------

         * Incorporated by reference as indicated.