Form 10-Q
period 2002-03-31
TORCH OFFSHORE INC
filed 2002-05-15
CIK 1129650

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C.  20549
                          ____________

                            FORM 10-Q

       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
               THE SECURITIES EXCHANGE ACT OF 1934

          For the Quarterly Period Ended March 31, 2002

                Commission File Number 000-32855
                           ___________

                      TORCH OFFSHORE, INC.
     (Exact Name of Registrant as Specified in its Charter)

             Delaware                             74-2982117
   (State or Other Jurisdiction of              (IRS Employer
    Incorporation or Organization)            Identification No.)

     401 Whitney Avenue, Suite 400
           Gretna, Louisiana                      70056-2596
(Address of Principal Executive Offices)          (Zip Code)

Registrant's Telephone Number, Including Area Code: (504) 367-7030

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes x No __

The number of shares of the Registrant's Common Stock outstanding as of May 13, 2002 was 12,728,946.


                      TORCH OFFSHORE, INC.

                       TABLE OF CONTENTS



                                                               Page
                                                               ----
        Part I.  Financial Information

         Item 1. Financial Statements.

                 Condensed Consolidated Balance Sheets as of
                  March 31, 2002 and December 31, 2001           3

                 Consolidated Statements of Operations for the
                  Three Months Ended March 31, 2002 and 2001     4

                 Consolidated Statements of Cash Flows for the
                  Three Months Ended March 31, 2002 and 2001     5

                 Notes to Consolidated Financial Statements      6

         Item 2. Management's Discussion and Analysis of
                  Financial Condition and Results of Operations  8


         Item 3. Quantitative and Qualitative Disclosures About
                  Market Risk                                    14

        Part II. Other Information

         Item 1. Legal Proceedings                               14

         Item 2. Changes in Securities and Use of Proceeds       14

         Item 6. Exhibits and Reports on Form 8-K                14

                 Signatures                                      15


                 PART I.  FINANCIAL INFORMATION

Item 1.   Financial Statements.

                      TORCH OFFSHORE, INC.
              CONDENSED CONSOLIDATED BALANCE SHEETS
                         (in thousands)

                                        March 31, December 31,
                                          2002        2001
                                        ---------  ---------
                                       (Unaudited)
Assets
CURRENT ASSETS:
 Cash and cash equivalents              $  20,821  $  24,493
 Accounts receivable --
   Trade, less allowance for doubtful
    accounts                               16,019     11,033
   Other                                       61        290
 Costs and estimated earnings in excess
  of billings on uncompleted contracts        600      1,600
 Prepaid expenses and other                 1,986      2,659
                                        ---------  ---------
   Total current assets                    39,487     40,075
PROPERTY AND EQUIPMENT, net                50,064     49,179
INVESTMENTS, restricted                         6          6
DEFERRED DRYDOCKING CHARGES, net            3,804      3,245
OTHER ASSETS                                  196        250
                                        ---------  ---------
   Total assets                         $  93,557  $  92,755
                                        =========  =========

Liabilities and Stockholders' Equity
CURRENT LIABILITIES:
 Accounts payable -- trade              $   5,249  $   4,124
 Accrued expenses                           3,238      2,909
 Accrued payroll and related taxes          1,402        791
 Financed insurance premiums                  351      1,075
 Deferred income taxes                        535        535
                                        ---------  ---------
   Total current liabilities               10,775      9,434

DEFERRED INCOME TAXES                       2,583      2,280

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY                       80,199     81,041
                                        ---------  ---------
   Total liabilities and
    stockholders' equity                 $ 93,557   $ 92,755
                                        =========  =========

The accompanying notes are an integral part of these consolidated financial statements.


                      TORCH OFFSHORE, INC.
        CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
              (in thousands, except per share data)

                                       Three Months Ended
                                             March 31,
                                          2002      2001
                                       --------  --------

       Revenues                        $ 16,725  $ 14,491
       Cost of revenues:
        Cost of sales                    12,746    10,383
        Depreciation and amortization     1,930     1,469
        General and administrative
         expenses                         1,250       959
                                       --------  --------
           Total cost of revenues        15,926    12,811
                                       --------  --------
       Operating income                     799     1,680
                                       --------  --------
       Other income (expense):
         Interest expense                   (35)     (911)
         Interest income                    102        --
                                       --------  --------
           Total other income (expense)      67      (911)
                                       --------  --------
       Income before income taxes           866       769
       Income tax expense                  (303)      --
                                       --------  --------
       Net income                           563       769
       Preferred unit dividends and
        accretion                            --      (114)
                                       --------  --------
       Net income attributable to
        common stockholders            $    563  $    655
                                       ========  ========

       Net income per common share:
           Basic                       $   0.04  $   0.09
                                       ========  ========
           Diluted                     $   0.04  $   0.09
                                       ========  ========

       Weighted average common stock
       outstanding:
           Basic                         12,833     7,505
                                       ========  ========
           Diluted                       12,833     7,505
                                       ========  ========

The accompanying notes are an integral part of these consolidated financial statements.


                      TORCH OFFSHORE, INC.
        CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
                         (in thousands)

                                        Three Months Ended
                                              March 31,
                                            2002     2001
                                         -------   ------

Cash flows used in operating activities:
Net income                               $   563   $  769
  Depreciation and amortization            1,930    1,469
  Deferred income tax provision              303       --
  Severance and reorganizational costs,
   net unpaid (paid)                          --      (58)
  Deferred drydocking costs incurred      (1,359)      --
 (Increase) decrease in working capital:
  Accounts receivable                     (4,757)  (1,901)
  Costs and estimated earnings in excess
   of billings on uncompleted contracts    1,000   (1,291)
  Prepaid expenses, net of financed
   portion                                   (51)     103
  Accounts payable -- trade                1,119   (1,231)
  Accrued payroll and related taxes          611      211
  Accrued expenses and other                 416     (823)
                                         -------   ------
Net cash used in operating activities       (225)  (2,752)
                                         -------   ------

Cash flows used in investing activities:
  Purchases of equipment                  (2,016)    (110)
                                         -------   ------
Net cash used in investing activities     (2,016)    (110)
                                         -------   ------

Cash flows (used in) provided by
 financing activities:
  Net proceeds from revolving line of
   credit                                     --    3,775
  Payments on long-term debt                  --   (1,549)
  Treasury stock purchases                (1,431)      --
  Stockholder distributions                   --     (248)
                                         -------   ------
Net cash (used in) provided by
 financing activities                     (1,431)   1,978
                                         -------   ------

Net decrease in cash and cash
 equivalents                              (3,672)    (884)
Cash and cash equivalents at beginning
 of period                                24,493      886
                                         -------   ------
Cash and cash equivalents at end
 of period                               $20,821   $    2
                                         =======   ======

Interest paid (net of amounts
 capitalized)                            $    35   $1,185
                                         =======   ======

Income taxes paid                        $    --   $   --
                                         =======   ======


The accompanying notes are an integral part of these consolidated financial statements.


                      TORCH OFFSHORE, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           (Unaudited)

1.   Organization and Basis of Presentation:
The interim consolidated financial statements included herein have been prepared by Torch Offshore, Inc. (a Delaware corporation) and are unaudited, except for the balance sheet at December 31, 2001, which has been prepared from the Company's previously audited financial statements. The consolidated financial statements of Torch Offshore, Inc. include its wholly owned subsidiary Torch Offshore, L.L.C., (collectively, the "Company"). Management believes that the unaudited interim financial statements include all adjustments (such adjustments consisting only of a normal recurring nature) necessary for fair presentation. Certain information and note disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to those rules and regulations. The results for the three months ended March 31, 2002 are not necessarily indicative of the results to be expected for the entire year. The interim financial statements included herein should be read in conjunction with the audited financial statements and notes thereto together with Management's Discussion and Analysis of Financial Condition and Results of Operations included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2001.

The Company provides integrated pipeline installation, subsea construction and support services to the offshore oil and natural gas industry primarily in the United States Gulf of Mexico (the "Gulf of Mexico"). The Company's focus has been providing services primarily for oil and natural gas production in water depths of 20 to 300 feet in the Gulf of Mexico (the "Shelf"). Over the past few years, the Company has expanded its operations, fleet capabilities and management expertise to enable it to provide deeper water services analogous to those services it provides on the Shelf.

In June 2001, the Company completed its initial public offering of 5.0 million shares of its common stock at $16.00 per share, raising gross proceeds of $80.0 million; net proceeds were $72.6 million after underwriting commission and discounts and expenses totaling $7.4 million (the "Public Offering").

2.   Stockholders' Equity:
In connection with the Public Offering, predecessor interests of the Company (including preferred unit interests) were exchanged for common shares of the Company. For financial reporting purposes, the transactions were considered a recapitalization of the Company, and as such, all historical share data included in the accompanying financial statements has been restated.

Treasury Stock - In August 2001, the Company's Board of Directors approved the repurchase of up to $5.0 million of the Company's outstanding common stock. Purchases will be made on a discretionary basis in the open market or otherwise over a period of time as determined by management subject to market conditions, applicable legal requirements and other factors. As of March 31, 2002, 628,700 shares had been repurchased at a total cost of $3.7 million.

Stock Option Plan - The Company has a long-term incentive plan under which 3.0 million shares of the Company's common stock are authorized to be granted to employees and affiliates. The awards can be in the form of options, stock, phantom stock, performance based stock or stock appreciation rights. As of March 31, 2002, stock options covering 229,068 shares of common stock at $16.00 per share, and 32,813 shares of restricted stock, both vesting generally over five years, were outstanding.

3.   Income Taxes:
Prior to the Public Offering, the Company had elected to be taxed as a flow-through entity under the Internal Revenue Code. Income taxes related to the operations of the Company were recognized directly at the individual taxpayer level. Therefore, the Company recognized no federal or state income tax for the three months ended March 31, 2001.

In connection with the Public Offering, the Company became subject to corporate level taxation and adopted Statement of Financial Accounting Standards ("SFAS") No. 109, "Accounting for Income Taxes." The Company recorded a $0.3 million provision (a 35% effective tax rate) attributable to operating earnings for the three months ended March 31, 2002.

4.   Earnings Per Share:
The Company follows SFAS No. 128, "Earnings per Share." Basic earnings per share is calculated by dividing income attributable to common stockholders by the weighted-average number of common shares outstanding for the applicable period, without adjustment for potential common shares outstanding in the form of options, warrants, convertible securities or contingent stock agreements. For calculation of diluted earnings per share, the number of common shares outstanding are increased (if deemed dilutive) by the weighted-average number of additional common shares that would have been outstanding if the dilutive potential common shares had been issued, determined using the treasury stock method where appropriate.

Common stock equivalents (related to stock options) excluded from the calculation of diluted earnings per share were approximately 229,000 shares and zero shares for the first quarters of 2002 and 2001, respectively, because they were anti-dilutive. None of the predecessor convertible preferred units were considered in the calculation of diluted earnings per share because of their anti-dilutive effect.

5.   Commitments and Contingencies:
The Company has been named as a defendant in a stockholder class action suit filed by purported stockholders regarding the Public Offering. This suit, which seeks unspecified monetary damages, has been filed in federal district court for the Eastern District of Louisiana. Management believes the allegations in this suit are without merit, and the Company intends to vigorously defend the lawsuit. Even so, an adverse outcome in this class action litigation could have an adverse effect on the Company's financial condition or results of operations.

Because of the nature of its business, the Company is subject to various other claims. The Company has engaged legal counsel to assist in defending all legal matters, and management intends to vigorously defend all claims. The Company does not believe, based on all available information, that the outcome of these matters will have a material effect on its financial position or results of operations.

6.   New Accounting Standards:
In July 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 143, "Accounting for Asset Retirement Obligations," effective for fiscal years beginning after June 15, 2002. This statement will require the Company to record the fair value of liabilities related to future asset retirement obligations in the period the obligation is incurred. The Company expects to adopt SFAS No. 143 on January 1, 2003. Due to the nature of the Company's assets, management believes that the adoption of this statement will not materially impact the Company's financial position or results of operations.

In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," which supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." The provisions of this statement revise current guidelines with respect to the process for measuring impairment of long-lived assets. The Company adopted this statement effective January 1, 2002, which did not have a material impact on the Company's financial position or results of operations.

In June 2001, the American Institute of Certified Public Accountants ("AICPA") issued an exposure draft of a proposed Statement of Position ("SOP"), "Accounting for Certain Costs and Activities Related to Property, Plant, and Equipment." This proposed SOP would change, among other things, the method by which companies would account for normal, recurring or periodic repairs and maintenance costs related to "in service" fixed assets. It would require that these types of expenses be recognized when incurred rather than recognizing expense for these costs while the asset is productive. The Company is assessing the impact of the change should this SOP be adopted. If adopted, the Company would be required to expense regulatory maintenance cost on its vessels as incurred (currently capitalized and recognized as "drydocking cost amortization").

7.   Subsequent Event:
In May 2002, the Company entered into an agreement with Cable Shipping Inc. to bareboat charter a vessel, the G. Murray, under a three-year contract for $9,500 per day. The 340-foot, DP-2 class vessel, which will be renamed the Midnight Hunter, will be used by the Company as a deepwater vessel having the capability of laying pipe (utilizing up to four reels) in water depths of approximately 3,000 to 4,000 feet and providing diving and ROV support work. The Company has the option of purchasing the vessel for a fixed price after two years and at the end of the contract period.

Item 2.     Management's Discussion and Analysis of Financial
Condition and Results of Operations.

The following discussion and analysis should be read in conjunction with our Consolidated Financial Statements and Management's Discussion and Analysis of Financial Condition and Results of Operations contained in our Annual Report on Form 10-K for the fiscal year ended December 31, 2001, and the unaudited interim consolidated financial statements and related notes contained in "Item 1. Financial Statements" above.

This Quarterly Report on Form 10-Q contains statements that are "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 and Section 21E of the Securities Exchange Act of 1934, as amended, concerning, among other things our prospects, expected revenues, expenses and profits, developments and business strategies for our operations all of which are subject to certain risks, uncertainties and assumptions. Our actual results may differ materially from those expressed or implied in this Form 10-Q. Many of these factors are beyond our ability to control or predict. We caution investors not to place undue reliance on forward-looking statements. Accordingly, there is no assurance that our expectations will be realized. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2001 under the captions "Forward-Looking Statements" and "Item 1. Business - Risk Factors."

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

From 1997 to 2001, we had increased the size of our fleet from three to nine construction and service vessels. In April 2002, we also completed the acquisition of a 520-foot vessel from Smit International for $9.75 million. This vessel will be converted to a DP-2 offshore construction vessel with our patent-pending pipelay system and renamed the Midnight Express. Additionally, in May 2002, we entered into an agreement to bareboat charter the Midnight Hunter for a three-year period. This DP-2 vessel will be used as a deepwater pipelay vessel in water depths of approximately 3,000 to 4,000 feet. In addition, we are actively seeking opportunities to expand our fleet either through construction or acquisition of vessels.

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

O    recent lease sale activity levels; and

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

In the life of an offshore field, capital is allocated for field development of a well following a commercial discovery. The time that elapses between a successfully drilled well and the development phase in which we participate, varies depending on the water depth of the field. On the Shelf, demand for our services generally follows successful drilling activities by three to 12 months. We have noticed that demand for pipeline installation for deepwater projects exceeding 1,000 feet of water depth generally follows initial exploration drilling activities by at least three years. These deepwater installations typically require much more engineering design work than Shelf installations.

RESULTS OF OPERATIONS

Comparison of the Quarter Ended March 31, 2002 to the Quarter
 Ended March 31, 2001
Revenues. Revenues were $16.7 million for the three months ended March 31, 2002 compared to $14.5 million for the three months ended March 31, 2001, an increase of 15%. The stronger first quarter 2002 revenues were driven primarily by the increase in the utilization of our fleet. For the three months ended March
31, 2002, our fleet worked 548 revenue days resulting in a utilization rate of 75%, compared to 459 revenue days worked in the three months ended March 31, 2001, resulting in a 69% utilization rate. The Midnight Rider, which was put into service in September 2001, contributed 77 revenue days in the first quarter of 2002. Average pricing realizations for the three months ended March 31, 2001 and the three months ended March 31, 2002 remained relatively steady, decreasing only 2%. However, pricing realizations for the three months ended March 31, 2002 increased approximately 5% from the fourth quarter of 2001.

Domestic natural gas and crude oil prices remained relatively volatile throughout the first quarter of 2002 before finishing with a slight increase at the end of the quarter to reach levels of $2.84 per Mcf and $25.50 per barrel, respectively. Despite the increase, these prices are much lower than the year ago-quarter levels experienced in the industry. From an activity standpoint, our expectations of a resumption of stronger growth continues to be delayed until the latter half of 2002 and into 2003.
Additionally, we expect the offshore construction market to remain extremely price competitive until such time as growth in demand for our services occurs. We believe that our future financial and operating results will continue to be highly dependent on overall market conditions in the oil and natural gas industry. We are unable to predict future oil and natural gas prices or the level of offshore construction activity related to the industry.

Gross Profit. Gross profit, which is revenues less cost of sales, was $4.0 million (23.8% of revenues) for the three months ended March 31, 2002 compared to $4.1 million (28.3% of revenues) for the three months ended March 31, 2001. The decrease in the gross profit margin is primarily caused by slightly lower price realizations, as discussed above, a lower day rate on the charter of the Midnight Arrow in Mexico and certain unusual operating costs.

Depreciation and Amortization. Depreciation and amortization expense was $1.9 million for the three months ended March 31, 2002 compared to $1.5 million for the three months ended March 31, 2001, an increase of 31%. This increase primarily reflects the addition of the Midnight Rider, which was put into service in September 2001, and the amortization of more drydocking costs in the first quarter of 2002 versus the first quarter of 2001.

General and Administrative Expenses. General and administrative expenses totaled $1.3 million (7.5% of revenues) for the three months ended March 31, 2002 compared to $1.0 million (6.6% of revenues) for the three months ended March 31, 2001. The increase in general and administrative expenses for the first quarter of 2002 is due to certain personnel additions and costs associated with being a public entity. We anticipate that future general and administrative expenses will be impacted by costs related to our fleet expansion, our efforts to strengthen our deepwater activity levels and the additional costs associated with being a public entity.

Interest Income (Expense), Net. Net interest income was $0.1 million for the three months ended March 31, 2002 compared to net interest expense of $0.9 million for the three months ended March 31, 2001. This reflects the repayment of debt in mid-June of 2001 following our initial public offering.

Income Taxes. In connection with our initial public offering, we became subject to corporate level taxation. We recorded a $0.3 million provision (a 35% effective tax rate) during the three months ended March 31, 2002. From 1997 until our initial public offering we had not been subject to income taxes, including the three months ended March 31, 2001.

Net Income Attributable to Common Stockholders. Net income to common stockholders for the three months ended March 31, 2002 was $0.6 million, compared with net income to common stockholders of $0.7 million for the three months ended March 31, 2001.

LIQUIDITY AND CAPITAL RESOURCES

In June 2001, pursuant to our Registration Statement on Form S-1 (Registration No. 333-54120) which was declared effective on June 6, 2001, we completed an initial public offering of 5.0 million shares of our common stock for gross proceeds of $80.0 million; net proceeds were $72.6 million after underwriting commission and discounts and expenses (the "Public Offering"). We subsequently retired all debt, purchased the Midnight Rider and initiated the detailed engineering for the construction of the Midnight Warrior (discussed below). As of March 31, 2002, $20.8 million was invested in short-term securities, pending its targeted use for our deepwater expansion program (discussed below) and general corporate purposes.

In the three months ended March 31, 2002, our operations used $0.2 million as compared to $2.8 million in the three months ended March 31, 2001. This improvement between quarters was caused primarily by an increase in accounts payable and accrued expenses partially offset by increased deferred drydocking costs incurred. Investing activities resulted in cash used for the purchase of equipment as discussed below. Cash flow used in financing activities was $1.4 million in the first quarter of 2002 and related entirely to stock repurchases. The first quarter of 2001 resulted in cash flows from financing activities of $2.0 million mostly due to borrowings under a revolving line of credit.

Historically, our capital requirements have been primarily for the acquisition and improvement of our vessels and other related
equipment.   Capital expenditures totaled $2.0  million  for  the
three months ended March 31, 2002, compared to $0.1 million for the three months ended March 31, 2001. Capital expenditures in the first quarter of 2002 primarily relate to the deepwater expansion of our fleet. We expect to fund our equity requirement for any future capital investments from cash-on-hand, borrowings and cash flow from operations. We currently estimate capital
expenditures  for  the  remainder  of  2002  and   2003   to   be
approximately    $80.0   million,   primarily   representing    the
construction  of,  and  the  equipment  and  support   facilities
associated with, the Midnight Express. Included in this estimate is approximately $1.0 million of improvements expected on the Midnight Hunter and a total of approximately $6.0 million for routine capital and drydock inspections of our vessels to be incurred over this period.

The   following   table   presents  our   long-term   contractual
obligations and the related amounts due, in total and by period as of March 31, 2002 (inclusive of the Midnight Hunter charter payments as discussed below) (in thousands):

                                Payments Due by Period
                       -------------------------------------------
                               Less Than    1-3     4-5   After 5
                        Total   1 Year     Years   Years   Years
                       -------  -------   -------  ------ -------
Long-Term Debt         $    --  $    --   $    --   $  --    $ --
Capital Lease
 Obligations                --       --        --      --      --
Operating Leases        21,367    6,486    14,300     581      --
Unconditional Purchase
 Obligations             8,775    8,775        --      --      --
Other Long-Term
 Obligations                --       --        --      --      --
                       -------  -------   -------   ----- -------
Total Contractual Cash
 Obligations           $30,142  $15,261   $14,300   $ 581    $ --
                       =======  =======   =======   ===== =======

During the first quarter of 2002, we made payments of approximately $0.8 million for the operating lease obligation relating to our deepwater technology vessel, the Midnight Arrow, under a five-year charter agreement. In addition, we paid $1.0 million during the first quarter of 2002 in relation to the purchase price of the Midnight Express. The unconditional purchase obligation in the above table relates to the balance of the purchase price of the Midnight Express, which was paid in the second quarter of 2002.

Included in the operating leases are the monthly payments for certain facilities used in the normal course of operations. However, the majority of the operating lease obligation relates to our Midnight Arrow charter agreement and our three-year bareboat charter contract of the Midnight Hunter.

In August 2001, the Board of Directors approved the repurchase of up to $5.0 million of our outstanding common stock. Purchases will be made on a discretionary basis in the open market or otherwise over a period of time as determined by management subject to market conditions, applicable legal requirements and other factors. As of May 3, 2002, 637,200 shares had been repurchased at a total cost of $3.7 million.

Consistent with the focus towards investing in new technology, including deepwater capable assets such as the Midnight Express and the Midnight Hunter, four of the last five vessels added to our operations have been DP-2 deepwater capable. Through March 31, 2002 we have expended approximately $27.1 million (in combined capital expenditures and operating lease payments) for these DP-2 vessels, with an additional estimated $100.0 million to be incurred in associated construction, operating lease payments and drydock expenses through early 2005.

We are currently working with several parties to determine the best option to finance the conversion of the Midnight Express, currently estimated at a total cost of approximately $75.0 million. The Midnight Express was purchased in lieu of constructing the Midnight Warrior. There were several advantages to purchasing and converting the Midnight Express rather than following through on the new-build plans for the Midnight Warrior. First, the Midnight Express should complete sea trials and be ready for work beginning as soon as the third quarter of 2003, whereas, the Midnight Warrior would have taken at least one additional year. Secondly, the Midnight Express provides a better platform for the installation of our patent-pending pipelay system as the vessel is over 500 feet in length and has more deck space than the Midnight Warrior would have had. The Midnight
Express was delivered in April 2002 to assist in the detailed engineering related to the conversion. Upon completion of the detailed engineering in the second quarter of 2002, a shipyard will be selected and the final stage of the conversion process will commence. The selection of the shipyard is a critical factor in the determination of the financing arrangements because if the shipyard selected is in a foreign country there may be different financing options available. Some of the options being reviewed include guaranteed financing through MARAD or a similar agency of another country. In addition, non-guaranteed financing options are being considered as well. These could be at a higher interest cost to us than the guaranteed financing. We cannot assure you that we will be able to obtain any financing, either guaranteed or non-guaranteed. If we are unable to obtain any financing, it would have a negative impact on our ability to implement our business strategy. However, we believe that we will have several financing sources available to us.

MARAD has issued a commitment, subject to customary conditions, to guarantee the 20-year financing covering 87.5% of the cost of constructing the initial design of the Midnight Warrior. MARAD's commitment officially expired on May 6, 2002, which gives MARAD the option to terminate the commitment as we have not placed a portion of the permanent long-term financing. We currently have no intent to complete the construction of the Midnight Warrior and have indefinitely postponed the project.

In May 2002, we entered into an agreement with Cable Shipping Inc. to bareboat charter a vessel, the G. Murray, under a three-year contract for $9,500 per day. The 340-foot, DP-2 class vessel, which will be renamed the Midnight Hunter, will be used as a deepwater vessel having the capability of laying pipe (utilizing up to four reels) in water depths of approximately 3,000 to 4,000 feet and providing diving and ROV support work. We have the option of purchasing the vessel for a fixed price after two years and at the end of the contract period.

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

In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," which supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." The provisions of this statement revise current guidelines with respect to the process for measuring impairment of long-lived assets. We adopted this statement effective January 1, 2002 which did not have a material impact on our financial position or results of operations.

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


                   PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings.

We are involved in legal proceedings arising in the ordinary course of business. Although we cannot give you any assurance with respect to the ultimate outcome of such legal actions, in our opinion, these matters will not have a material adverse effect on our financial position or results of operations.

We have been named as a defendant in a stockholder class action suit filed by purported stockholders regarding our Public Offering. This suit, which seeks unspecified monetary damages, was filed on March 1, 2002 in federal district court for the Eastern District of Louisiana. We believe the allegations in this suit are without merit, and we intend to vigorously defend this lawsuit. Even so, an adverse outcome in this class action litigation could have an adverse effect on our financial condition or results of operations.

Item 2.   Changes in Securities and Use of Proceeds.

None.

Item 6.   Exhibits and Reports on Form 8-K.

      (a)  Exhibits filed as part of this report are listed below.

           None.

      (b) Reports on Form 8-K.

           None.


                           SIGNATURES

      Pursuant  to  the  requirements of the Securities  Exchange
Act  of  1934, the Registrant has duly caused this report  to  be
signed   on   its  behalf  by  the  undersigned  thereunto   duly
authorized.


                          TORCH OFFSHORE, INC.

Date May 13, 2002         By:  /s/ WILLIAM J. BLACKWELL
                               ------------------------
                               William J. Blackwell
                               Chief Financial Officer and Director
                               (Principal Accounting and Financial Officer)