Form 10-Q
period 2002-06-30
TORCH OFFSHORE INC
filed 2002-08-14
CIK 1129650

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  ------------

                                    FORM 10-Q

               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended June 30, 2002

                        Commission File Number 000-32855

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

The number of shares of the Registrant's Common Stock outstanding as of August 12, 2002 was 12,664,140.

                              TORCH OFFSHORE, INC.

                                TABLE OF CONTENTS




                                                                                                                             PAGE
                                                                                                                           --------
PART I.  FINANCIAL INFORMATION

     Item 1.   Financial Statements.

               Condensed Consolidated Balance Sheets as of June 30, 2002 and
                December 31, 2001........................................................................................      3

               Consolidated Statements of Operations for the Three and Six Months
                Ended June 30, 2002 and 2001.............................................................................      4

               Consolidated Statements of Cash Flows for the Six Months Ended
                June 30, 2002 and 2001...................................................................................      5

               Notes to Consolidated Financial Statements................................................................      6


     Item 2.   Management's Discussion and Analysis of Financial Condition and
                Results of Operations....................................................................................      9

     Item 3.   Quantitative and Qualitative Disclosures About Market Risk................................................      16

PART II.  OTHER INFORMATION

     Item 1.   Legal Proceedings.........................................................................................      17

     Item 2.   Changes in Securities and Use of Proceeds.................................................................      17

     Item 4.   Submission of Matters to a Vote of Security Holders.......................................................      17

     Item 6.   Exhibits and Reports on Form 8-K..........................................................................      17

               Signatures................................................................................................      18

               Exhibits..................................................................................................      20

                          PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

                              TORCH OFFSHORE, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                                                    JUNE 30,     DECEMBER 31,
                                                                      2002           2001
                                                                  ------------   ------------
                                                                   (UNAUDITED)

ASSETS
CURRENT ASSETS:
 Cash and cash equivalents ....................................   $     10,537   $     24,493
 Accounts receivable --
     Trade, less allowance for doubtful accounts ..............         14,356         11,033
     Other ....................................................            110            290
 Costs and estimated earnings in excess of billings on
  uncompleted contracts .......................................             --          1,600
 Prepaid expenses and other ...................................          1,476          2,659
                                                                  ------------   ------------
     Total current assets .....................................         26,479         40,075
PROPERTY AND EQUIPMENT, net ...................................         59,612         49,179
DEFERRED DRYDOCKING CHARGES, net ..............................          3,233          3,245
OTHER ASSETS ..................................................            138            256
                                                                  ------------   ------------
     Total assets .............................................   $     89,462   $     92,755
                                                                  ============   ============

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
 Accounts payable -- trade ....................................   $      4,435   $      4,124
 Accrued expenses .............................................          1,439          2,909
 Accrued payroll and related taxes ............................          1,029            791
 Financed insurance premiums ..................................            147          1,075
 Deferred income taxes ........................................            535            535
                                                                  ------------   ------------
     Total current liabilities ................................          7,585          9,434

DEFERRED INCOME TAXES .........................................          2,360          2,280

COMMITMENTS AND CONTINGENCIES .................................

STOCKHOLDERS' EQUITY ..........................................         79,517         81,041
                                                                  ------------   ------------
     Total liabilities and stockholders' equity ...............   $     89,462   $     92,755
                                                                  ============   ============

        The accompanying notes are an integral part of these consolidated financial statements.

                              TORCH OFFSHORE, INC.
                CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)



                                                                 THREE MONTHS ENDED              SIX MONTHS ENDED
                                                                        JUNE 30,                      JUNE 30,
                                                               --------------------------    --------------------------
                                                                  2002            2001           2002           2001
                                                               -----------    -----------    -----------    -----------

Revenues ...................................................   $    12,910    $    14,317    $    29,635    $    28,808
Cost of revenues:
 Cost of sales .............................................        10,707         10,214         23,453         20,597
 Depreciation and amortization .............................         1,861          1,490          3,791          2,959
 General and administrative expenses .......................         1,021          1,067          2,271          2,026
                                                               -----------    -----------    -----------    -----------
        Total cost of revenues .............................        13,589         12,771         29,515         25,582
                                                               -----------    -----------    -----------    -----------
Operating income (loss) ....................................          (679)         1,546            120          3,226
                                                               -----------    -----------    -----------    -----------
Other income (expense):
    Interest expense .......................................           (20)          (640)           (55)        (1,551)
    Interest income ........................................            62             68            164             68
                                                               -----------    -----------    -----------    -----------
        Total other income (expense) .......................            42           (572)           109         (1,483)
                                                               -----------    -----------    -----------    -----------
Income (loss) before income taxes and
    extraordinary item .....................................          (637)           974            229          1,743
Income tax (expense) benefit ...............................           223         (2,860)           (80)        (2,860)
                                                               -----------    -----------    -----------    -----------
Net income (loss) before extraordinary item ................          (414)        (1,886)           149         (1,117)
Extraordinary loss on early extinguishment of
     debt, net of taxes of $268 ............................            --           (498)            --           (498)
                                                               -----------    -----------    -----------    -----------
Net income (loss) ..........................................          (414)        (2,384)           149         (1,615)
Preferred unit dividends and accretion .....................            --            (76)            --           (190)
                                                               -----------    -----------    -----------    -----------
Net income (loss) attributable to common
     stockholders ..........................................   $      (414)   $    (2,460)   $       149    $    (1,805)
                                                               ===========    ===========    ===========    ===========

Net income (loss) per common share
    (Basic and Diluted):
    Net income (loss) before extraordinary item ............   $     (0.03)   $     (0.21)   $      0.01    $     (0.15)
    Extraordinary loss .....................................            --          (0.05)            --          (0.06)
                                                               -----------    -----------    -----------    -----------
    Net income (loss) ......................................   $     (0.03)   $     (0.26)   $      0.01    $     (0.21)
                                                               ===========    ===========    ===========    ===========

Weighted average common stock outstanding:
    Basic and Diluted ......................................        12,723          9,448         12,788          8,476
                                                               ===========    ===========    ===========    ===========

        The accompanying notes are an integral part of these consolidated financial statements.

                              TORCH OFFSHORE, INC.
                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                 (IN THOUSANDS)

                                                                       SIX MONTHS ENDED
                                                                           JUNE 30,
                                                                  --------------------------
                                                                      2002           2001
                                                                  -----------    -----------

CASH FLOWS PROVIDED BY OPERATING ACTIVITIES:
Net income (loss) .............................................   $       149    $    (1,615)
  Depreciation and amortization ...............................         3,791          2,959
  Deferred income tax provision ...............................            80          2,860
  Severance and reorganizational costs, net unpaid (paid) .....            --         (1,580)
  Extraordinary charge, net of taxes ..........................            --            498
  Deferred drydocking costs incurred ..........................        (1,488)          (831)
 (Increase) decrease in working capital:
  Accounts receivable .........................................        (3,143)        (1,074)
  Costs and estimated earnings in excess of  billings on
    uncompleted contracts .....................................         1,600            523
  Prepaid expenses, net of financed portion ...................           255           (474)
  Accounts payable -- trade ...................................           311         (1,670)
  Accrued payroll and related taxes ...........................           238            342
  Accrued expenses and other ..................................        (1,242)           103
                                                                  -----------    -----------
Net cash provided by operating activities .....................           551             41
                                                                  -----------    -----------

CASH FLOWS USED IN INVESTING ACTIVITIES:
  Purchases of equipment ......................................       (12,726)        (9,941)
                                                                  -----------    -----------
Net cash used in investing activities .........................       (12,726)        (9,941)
                                                                  -----------    -----------

CASH FLOWS (USED IN) PROVIDED BY FINANCING ACTIVITIES:
  Net payments on revolving line of credit ....................            --         (3,437)
  Payments on long-term debt ..................................            --        (30,707)
  Gross proceeds from initial public offering .................            --         80,000
  Initial public offering costs - paid ........................            --         (6,271)
  Debt extinguishment costs ...................................            --           (766)
  Treasury stock purchases ....................................        (1,781)            --
  Stockholder distributions ...................................            --           (403)
                                                                  -----------    -----------
Net cash (used in) provided by financing activities ...........        (1,781)        38,416
                                                                  -----------    -----------

Net increase (decrease) in cash and cash equivalents ..........       (13,956)        28,516
Cash and cash equivalents at beginning of period ..............        24,493            886
                                                                  -----------    -----------
Cash and cash equivalents at end of period ....................   $    10,537    $    29,402
                                                                  ===========    ===========

Interest paid (net of amounts capitalized) ....................   $        55    $     2,289
                                                                  ===========    ===========

Income taxes paid .............................................   $        --    $        --
                                                                  ===========    ===========


        The accompanying notes are an integral part of these consolidated financial statements.

                              TORCH OFFSHORE, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1. ORGANIZATION AND BASIS OF PRESENTATION:

The interim consolidated financial statements included herein have been prepared by Torch Offshore, Inc. (a Delaware corporation) and are unaudited, except for the balance sheet at December 31, 2001, which has been prepared from the Company's previously audited financial statements. The consolidated financial statements of Torch Offshore, Inc. include its wholly owned subsidiary Torch Offshore, L.L.C., (collectively, the "Company"). Management believes that the unaudited interim financial statements include all adjustments (such adjustments consisting only of a normal recurring nature) necessary for fair presentation. Certain information and note disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to those rules and regulations. The results for the three and six months ended June 30, 2002 are not necessarily indicative of the results to be expected for the entire year. The interim financial statements included herein should be read in conjunction with the audited financial statements and notes thereto together with Management's Discussion and Analysis of Financial Condition and Results of Operations included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2001.

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

Treasury Stock - In August 2001, the Company's Board of Directors approved the repurchase of up to $5.0 million of the Company's outstanding common stock. Purchases will be made on a discretionary basis in the open market or otherwise over a period of time as determined by management subject to market conditions, applicable legal requirements and other factors. As of June 30, 2002, 675,768 shares had been repurchased at a total cost of $4.0 million.

Stock Option Plan - The Company has a long-term incentive plan under which 3.0 million shares of the Company's common stock are authorized to be granted to employees and affiliates. The awards can be in the form of options, stock, phantom stock, performance based stock or stock appreciation rights. As of June 30, 2002, stock options covering 359,692 shares of common stock with a weighted average price of $12.18 per share, and 40,675 shares of restricted stock, both vesting generally over five years, were outstanding.

3. EXTRAORDINARY LOSS:

In June 2001, the Company repaid all debt, incurring an extraordinary loss on the early retirement of debt of $0.8 million ($0.5 million after tax).

4. INCOME TAXES:

Prior to the Public Offering, the Company had elected to be taxed as a flow-through entity under the Internal Revenue Code. Income taxes related to the operations of the Company were recognized directly at the individual taxpayer level. Therefore, the Company recognized no federal or state income tax for the period from 1997 until the Public Offering.

In connection with the Public Offering, the Company became subject to corporate level taxation and adopted Statement of Financial Accounting Standards ("SFAS") No. 109, "Accounting for Income Taxes." The Company recorded a $2.6 million charge based upon cumulative book and tax basis differences at the date of change in taxpayer status. In addition, the Company recorded a $0.3 million provision (a 35% effective tax rate) attributable to operating earnings after the Public Offering through June 30, 2001.

The Company recorded a $0.2 million benefit (a 35% effective tax rate) attributable to operating losses for the three months ended June 30, 2002 and a provision of $0.1 million (a 35% effective tax rate) attributable to operating earnings for the six months ended June 30, 2002.

5. EARNINGS PER SHARE:

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

Common stock equivalents (related to stock options) excluded from the calculation of diluted earnings per share were approximately 264,000 shares and 68,000 shares for the second quarters of 2002 and 2001, respectively, and approximately 217,000 shares and 34,000 shares in the first six months of 2002 and 2001, respectively, because they were anti-dilutive. None of the predecessor convertible preferred units were considered in the calculation of diluted earnings per share because of their anti-dilutive effect.

6. DEBT:

In July 2002, the Company entered into a $35.0 million bank facility consisting of a $25.0 million asset-based five-year revolving credit facility and a $10.0 million receivables-based working capital facility. The interest on the bank facility is LIBOR plus a range of 1.75% to 2.25% depending on the level of the consolidated leverage ratio measured on a quarterly basis. Borrowings under the bank facility are secured by first preferred ship mortgage liens on a portion of the Company's fleet and a pledge of the Company's accounts receivables. Amounts outstanding under the working capital facility may not exceed 85% of eligible trade accounts receivable. Under the terms of the bank facility, the Company must maintain a tangible net worth of at least $60.0 million, a minimum debt service coverage ratio of at least 1.20 to 1, a consolidated leverage ratio of no more than 2.00 to 1 and a consolidated current ratio of at least 1.30 to 1. The Company intends to utilize the bank facility to provide a portion of the financing for the conversion of the Midnight Express.

7. COMMITMENTS AND CONTINGENCIES:

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

In early 2000, the Company commenced a five-year new-build charter for the Midnight Arrow, a fully redundant DP-2 deepwater subsea construction vessel. The long-term charter is with Adams Offshore Ltd. and expires in March 2005. Under the terms of the charter, the Company has the exclusive option to purchase the vessel for $8.25 million and the ability to extend the charter for an additional two years.

In May 2002, the Company entered into an agreement with Cable Shipping Inc. to time charter a vessel, the G. Murray, under a three-year contract for $18,500 per day. The 340-foot, DP-2 class vessel, which will be renamed the Midnight Hunter, will be used by the Company as a deepwater vessel after various modifications to the vessel giving it the capability of laying pipe (utilizing up to four reels) in water depths of approximately 3,000 to 4,000 feet and providing diving and remotely operated vessel (ROV) support work. The Company has the option of purchasing the vessel for a fixed price after two years and at the end of the contract period.

The Company has executed contracts with several critical equipment suppliers related to the conversion of the Midnight Express. Those contracts aggregate $34.2 million and generally become effective upon the arrangement of financing for the Midnight Express. In the event we terminate these contracts we will pay these suppliers costs incurred to date plus 10%. We believe our present termination cost exposure on these contracts totals approximately $4.5 million.

8. NEW ACCOUNTING STANDARDS:

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

In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections," which revises current guidance with respect to gains and losses on early extinguishment of debt. Under SFAS No. 145, gains and losses on early extinguishment of debt will no longer be treated as extraordinary items unless they meet the criteria for extraordinary treatment in Accounting Principles Board (APB) Opinion No. 30. The Company will be required to adopt SFAS No. 145 effective January 1, 2003. Upon adoption, the Company will be required to reclassify the extraordinary losses on early extinguishment of debt from prior periods as these amounts will no longer qualify for extraordinary treatment under SFAS No. 145.

In July 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities," which supersedes Emerging Issues Task Force Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." SFAS No. 146 requires the recognition of liabilities for costs associated with an exit or disposal activity when those liabilities are incurred rather than at the date of an entity's commitment to an exit or disposal activity. This statement is effective for exit and disposal activities that are initiated after December 31, 2002. The Company does not expect that SFAS No. 146 will have a material impact on the Company's financial position or results of operations.

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

This Quarterly Report on Form 10-Q contains statements that are "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 and Section 21E of the Securities Exchange Act of 1934, as amended, concerning, among other things, our prospects, expected revenues, expenses and profits, developments and business strategies for our operations all of which are subject to certain risks, uncertainties and assumptions. Our actual results may differ materially from those expressed or implied in this Form 10-Q. Many of these factors are beyond our ability to control or predict. We caution investors not to place undue reliance on forward-looking statements. Accordingly, there is no assurance that our expectations will be realized. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2001 under the captions "Forward-Looking Statements" and "Item 1. Business - Risk Factors."

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

From 1997 to 2001, we had increased the size of our fleet from three to nine construction and service vessels. In April 2002, we also completed the acquisition of a 520-foot vessel from Smit International for $9.75 million. This vessel will be converted to a DP-2 offshore construction vessel with our patent-pending pipelay system and renamed the Midnight Express. Additionally, in May 2002, we entered into an agreement to time charter the Midnight Hunter for a three-year period. This DP-2 vessel will be used as a deepwater pipelay vessel in water depths of approximately 3,000 to 4,000 feet. In addition, we are actively seeking opportunities to expand our fleet either through construction or acquisition of vessels.

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

o forecasts of capital expenditures by major and independent oil and natural gas companies;

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

RESULTS OF OPERATIONS

COMPARISON OF THE QUARTER ENDED JUNE 30, 2002 TO THE QUARTER ENDED JUNE 30, 2001

Revenues. Revenues were $12.9 million for the three months ended June 30, 2002 compared to $14.3 million for the three months ended June 30, 2001, a decrease of 10%. The decrease in second quarter 2002 revenues was caused primarily by the overall decline in the utilization of our fleet during the period. For the three months ended June 30, 2002, our fleet worked 411 revenue days resulting in a utilization rate of 54%, compared to 464 revenue days worked in the three months ended June 30, 2001, or a 70% utilization rate. The number of revenue days worked declined 11% between periods. The Midnight Rider, which was added to our fleet in September 2001, added 48 revenue days in the second quarter of 2002, but was offset by a decline in the utilization of the Midnight Carrier and the Midnight Runner. Average pricing realizations for the three months ended June 30, 2002 remained relatively steady as compared to the second quarter of 2001, decreasing only approximately 4%. In addition, pricing realizations for the three months ended June 30, 2002 decreased only approximately 1% from the first quarter of 2002.

One of the key indicators to forecast the demand for our services is the jack-up rig count in the Gulf of Mexico. The number of jack-up rigs operating in the Gulf of Mexico has increased from 79 at the end of December 2001 to 95 jack-up rigs working at the end of the second quarter of 2002. Despite the increase, this is a much slower pace than was originally expected and the number of jack-up rigs is well below the 141 jack-up rigs working in the year-ago period. Therefore, from an activity standpoint, our expectations of a resumption of stronger growth for the Gulf of Mexico market have been delayed towards the end of 2002 and onward into 2003. Additionally, we expect the offshore construction market to remain extremely price competitive until such time as growth in demand for our services occurs. We believe that our future financial and operating results will continue to be highly dependent on the overall market conditions in the oil and natural gas industry. We are unable to predict future oil and natural gas prices or the level of offshore construction activity related to the industry.

Gross Profit. Gross profit, which is revenues less cost of sales, was $2.2 million (17.1% of revenues) for the three months ended June 30, 2002 compared to $4.1 million (28.7% of revenues) for the three months ended June 30, 2001. The decrease in the gross profit margin is primarily caused by an increase in the repair and maintenance expenses incurred by the Company in the second quarter of 2002 mostly related to the Midnight Eagle and the Midnight Star. The Company took advantage of this period of decreased utilization to make various repairs to these vessels in preparation for future utilization.

Depreciation and Amortization. Depreciation and amortization expense was $1.9 million for the three months ended June 30, 2002 compared to $1.5 million for the three months ended June 30, 2001, an increase of 25%. This increase primarily reflects the addition of the Midnight Rider, which was put into service in September 2001, and the amortization of more drydocking costs in the second quarter of 2002 versus the second quarter of 2001.

General and Administrative Expenses. General and administrative expenses totaled $1.0 million (7.9% of revenues) for the three months ended June 30, 2002 compared to $1.1 million (7.5% of revenues) for the three months ended June 30, 2001. The second quarter 2002 general and administrative expenses were slightly lower due to modest reductions in incentive compensation which are primarily driven by the Company's operating performance. We anticipate that future general and administrative expenses will be impacted by costs related to our fleet expansion, our efforts to strengthen our deepwater activity levels and the costs associated with being a public entity.

Interest Income (Expense), Net. Net interest income was $42 thousand for the three months ended June 30, 2002 compared to net interest expense of $0.6 million for the three months ended June 30, 2001. The decline in interest expense reflects the repayment of debt in mid-June of 2001 following our initial public offering and our current debt-free status.

Income Taxes. In connection with our initial public offering, we became subject to corporate level taxation. We recorded a $0.2 million benefit (a 35% effective tax rate) during the three months ended June 30, 2002. For the three months ended June 30, 2001, the period in which we became subject to corporate level taxation, we recorded a $2.6 million charge based upon cumulative book and tax basis differences at the date of our initial public offering. In addition, we recorded a $0.3 million provision (a 35% effective tax rate) attributable to operating earnings after our initial public offering. From 1997 until our initial public offering we had not been subject to income taxes.

Extraordinary Loss. In June 2001, we repaid our debt and recognized a $0.5 million after-tax charge resulting from related prepayment penalties.

Net Income (Loss) Attributable to Common Stockholders. Net loss to common stockholders for the three months ended June 30, 2002 was $0.4 million, compared with a net loss to common stockholders of $2.5 million for the three months ended June 30, 2001.

COMPARISON OF THE SIX MONTHS ENDED JUNE 30, 2002 TO THE SIX MONTHS ENDED JUNE 30, 2001

Revenues. Revenues were $29.6 million for the six months ended June 30, 2002 compared to $28.8 million for the six months ended June 30, 2001, an increase of 3%. We were able to increase our fleet-wide working days to 953 revenue days for the six months ended June 30, 2002 as compared to 923 revenue days in the year-ago period, an increase of 3%. The increase resulted from a stronger than usual number of revenue working days in the first quarter of 2002 offset by a decline in the second quarter of 2002. The Company achieved 542 revenue days in the first quarter of 2002 as compared to only 459 revenue days in the first quarter of 2001, an increase of 18%. The overall utilization for the first six months of 2002 was 65% as compared to a 70% fleet-wide utilization for the first six months of 2001. Average pricing realizations for the six months ended June 30, 2002 remained relatively steady as compared to the six-month period ended June 30, 2001, decreasing only approximately 2%.

Gross Profit. Gross profit was $6.2 million (20.9% of revenues) for the six months ended June 30, 2002 compared to $8.2 million (28.5% of revenues) for the six months ended June 30, 2001. The decrease in the gross profit margin for the six month period ended June 30, 2002 is primarily caused by slightly lower price realizations, as discussed above, a lower day rate on the charter of the Midnight Arrow in Mexico and the increase in repairs and maintenance costs incurred in the second quarter of 2002.

Depreciation and Amortization. Depreciation and amortization expense was $3.8 million for the six months ended June 30, 2002 compared to $3.0 million for the six months ended June 30, 2001, an increase of 28%. This increase primarily reflects the addition of the Midnight Rider, which was put into service in September 2001, and the amortization of more drydocking costs in the first half of 2002 versus the first half of 2001.

General and Administrative Expenses. General and administrative expenses totaled $2.3 million (7.7% of revenues) for the six months ended June 30, 2002 compared to $2.0 million (7.0% of revenues) for the six months ended June 30, 2001. The increase in general and administrative expenses for the first half of 2002 is due to certain personnel additions and costs associated with being a public entity.

Interest Income (Expense), Net. Net interest income was $0.1 million for the six months ended June 30, 2002 compared to net interest expense of $1.5 million for the six months ended June 30, 2001. This reflects the repayment of debt in mid-June of 2001 following our initial public offering and our current debt-free status.

Income Taxes. We recorded a $0.1 million provision (a 35% effective tax rate) during the six months ended June 30, 2002. In 2001, we recorded a $2.6 million charge based upon cumulative book and tax basis differences at the date of our initial public offering. In addition, we recorded a $0.3 million provision (a 35% effective tax rate) attributable to operating earnings after our initial public offering.

Extraordinary Loss. See discussion above.

Net Income (Loss) Attributable to Common Stockholders. Net income to common stockholders for the three months ended June 30, 2002 was $0.1 million, compared with a net loss to common stockholders of $1.8 million for the six months ended June 30, 2001.

LIQUIDITY AND CAPITAL RESOURCES

In June 2001, pursuant to our Registration Statement on Form S-1 (Registration No. 333-54120) which was declared effective on June 6, 2001, we completed an initial public offering of 5.0 million shares of our common stock for gross proceeds of $80.0 million; net proceeds were $72.6 million after underwriting commission and discounts and expenses (the "Public Offering"). We subsequently retired all debt, purchased the Midnight Rider and initiated the detailed engineering for the construction of the Midnight Warrior (discussed below). As of June 30, 2002, the remaining proceeds of $10.5 million were invested in short-term securities, pending its targeted use for our deepwater expansion program (discussed below) and general corporate purposes.

In the six months ended June 30, 2002, our operations provided net cash of $0.6 million as compared to $41 thousand in the six months ended June 30, 2001. This improvement between periods was caused primarily by an increase in net earnings and a decrease in costs and estimated earnings in excess of billings on uncompleted contracts partially offset by a decrease in accounts payable - trade and an increase in deferred drydocking costs incurred. Investing activities resulted in cash used for the purchase of equipment as discussed below. Cash flow used in financing activities was $1.8 million in the first six months of 2002 and related entirely to stock repurchases. The first six months of 2001 resulted in cash flows from financing activities of $38.4 million mostly due to the gross proceeds from the Public Offering net of payments on various debt instruments.

Historically, our capital requirements have been primarily for the acquisition and improvement of our vessels and other related equipment. Capital expenditures totaled $12.7 million for the six months ended June 30, 2002, compared to $9.9 million for the six months ended June 30, 2001. Capital expenditures in the first six months of 2002 primarily relate to the deepwater expansion of our fleet. We expect to fund our cash requirement for any future capital investments from cash-on-hand, cash flow from operations, by utilizing our bank facility and by obtaining additional debt facilities. We currently estimate capital expenditures for the remainder of 2002 and 2003 to be approximately $79.0 million, primarily representing the construction of, and the equipment and support facilities associated with, the Midnight Express. Included in this estimate is approximately $1.7 million of improvements expected on the Midnight Hunter and a total of approximately $3.6 million for routine capital and drydock inspections of our vessels to be incurred over this period.

We have entered into a $35.0 million bank facility consisting of a $25.0 million asset-based five-year revolving credit facility and a $10.0 million receivables-based working capital facility. The interest on the bank facility is LIBOR plus a range of 1.75% to 2.25% depending on the level of the consolidated leverage ratio measured on a quarterly basis. Borrowings under the bank facility are secured by first preferred ship mortgage liens on a portion of the Company's fleet and a pledge of the Company's accounts receivables. Amounts outstanding under the working capital facility may not exceed 85% of eligible trade accounts receivable. Under the terms of the bank facility, the Company must maintain a tangible net worth of at least $60.0 million, a minimum debt service coverage ratio of at least 1.20 to 1, a consolidated leverage ratio of no more that 2.00 to 1 and a consolidated current ratio of at least 1.30 to 1. The Company intends to utilize the bank facility to provide a portion of the financing for the conversion of the Midnight Express. At June 30, 2002, no borrowings were outstanding under the bank facility.

The following table presents our long-term contractual obligations and the related amounts due, in total and by period as of June 30, 2002 (in thousands):

                                                                  Payments Due by Period
                                           ---------------------------------------------------------------
                                                        Less Than                               After 5
                                             Total        1 Year     1-3 Years     4-5 Years     Years
                                           ----------   ----------   ----------   ----------   ----------

Long-Term Debt .........................   $       --   $       --   $       --   $       --   $       --
Capital Lease Obligations ..............           --           --           --           --           --
Operating Leases .......................       30,536        9,434       19,955        1,147           --
Unconditional Purchase Obligations .....           --           --           --           --           --
Other Long-Term Obligations ............       34,154       34,154           --           --           --
                                           ----------   ----------   ----------   ----------   ----------
Total Contractual Cash Obligations .....   $   64,690   $   43,588   $   19,955   $    1,147   $       --
                                           ==========   ==========   ==========   ==========   ==========

During the first six months of 2002, we made payments of approximately $1.6 million for the operating lease obligation relating to our deepwater technology vessel, the Midnight Arrow, under a five-year charter agreement. In addition, we paid $9.8 million during the first six months of 2002 in relation to the purchase price of the Midnight Express.

Included in the operating leases are the monthly payments for certain facilities used in the normal course of operations. However, the majority of the operating lease obligation relates to our Midnight Arrow charter agreement and our three-year time charter contract of the Midnight Hunter. Included in other long-term obligations are the contracts with equipment suppliers related to the conversion of the Midnight Express.

In August 2001, the Board of Directors approved the repurchase of up to $5.0 million of our outstanding common stock. Purchases will be made on a discretionary basis in the open market or otherwise over a period of time as determined by management subject to market conditions, applicable legal requirements and other factors. As of August 12, 2002, 709,868 shares had been repurchased at a total cost of $4.2 million.

Consistent with the focus towards investing in new technology, including deepwater capable assets such as the Midnight Express and the Midnight Hunter, four of the last five vessels added to our operations have been DP-2 deepwater capable. Through June 30, 2002 we have expended approximately $38.6 million (in combined capital expenditures and operating lease payments) for these DP-2 vessels, with an additional estimated $105.9 million to be incurred in associated construction, operating lease payments and drydock expenses through early 2005.

Although we have put into place the $35.0 million bank facility discussed above, we are continuing to work with several parties to determine the best option for permanent financing of approximately $60.0 million to $70.0 million related to the conversion of the Midnight Express, which was purchased in lieu of constructing the Midnight Warrior. There were several advantages to purchasing and converting the Midnight Express rather than following through on the new-build plans for the Midnight Warrior. First, the Midnight Express should complete sea trials and be ready for work beginning as soon as the third quarter of 2003, whereas, the Midnight Warrior would have taken at least one additional year. Secondly, the Midnight Express provides a better platform for the installation of our patent-pending pipelay system as the vessel is over 500 feet in length and has more deck space than the Midnight Warrior would have had. The Midnight Express was delivered in April 2002 to assist in the detailed engineering related to the conversion. The detailed engineering was completed in the second quarter of 2002 and bids have been received from several shipyards to complete the conversion of the vessel. The Company is currently carefully reviewing these bids and expects to announce the selection of a shipyard in August 2002. The selection of the shipyard is a critical factor in the determination of the financing arrangements because if the shipyard selected is in a foreign country there may be different financing options available. Some of the options being evaluated include guaranteed financing through the United States Department of Transportation Maritime Administration ("MARAD") or a similar agency of another country. In addition, non-guaranteed financing options are being considered as well. These could be at a higher interest cost to us than the guaranteed financing. We cannot assure you that we will be able to obtain any permanent financing, either guaranteed or non-guaranteed. If we are unable to obtain any permanent financing, it would have a negative impact on our ability to implement our business strategy. However, we believe that we will have several permanent financing sources available to us.

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

In May 2002, we entered into an agreement with Cable Shipping Inc. to time charter a vessel, the G. Murray, under a three-year contract for $18,500 per day. The 340-foot, DP-2 class vessel, which will be renamed the Midnight Hunter, will be used as a deepwater vessel having the capability of laying pipe (utilizing up to four reels) in water depths of approximately 3,000 to 4,000 feet and providing diving and remotely operated vessel (ROV) support work. We have the option of purchasing the vessel for a fixed price after two years and at the end of the contract period.

We believe that our existing cash and short-term investments and cash flow from operations will be sufficient to meet our existing liquidity needs for the near term. We also believe that our existing cash and short-term investments, the bank facility we have put into place and the permanent construction financing we are seeking, in addition to our cash flow from operations, will be sufficient to complete our identified growth plans. If our plans or assumptions change or prove to be inaccurate, if we cannot obtain permanent construction financing on satisfactory terms or if we make any additional acquisitions of existing vessels or other businesses, we may need to raise additional capital. We may not be able to raise additional funds, or we may not be able to raise such funds on favorable terms.

NEW ACCOUNTING STANDARDS

In July 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard ("SFAS") No. 143, "Accounting for Asset Retirement Obligations," effective for fiscal years beginning after June 15, 2002. This statement will require us to record the fair value of liabilities related to future asset retirement obligations in the period the obligation is incurred. We expect to adopt SFAS No. 143 on January 1, 2003. Due to the nature of our assets, management believes that the adoption of this statement will not materially impact our financial position or results of operations.

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

In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections," which revises current guidance with respect to gains and losses on early extinguishment of debt. Under SFAS No. 145, gains and losses on early extinguishment of debt will no longer be treated as extraordinary items unless they meet the criteria for extraordinary treatment in Accounting Principles Board (APB) Opinion No. 30. The Company will be required to adopt SFAS No. 145 effective January 1, 2003. Upon adoption, the Company will be required to reclassify the extraordinary losses on early extinguishment of debt from prior periods as these amounts will no longer qualify for extraordinary treatment under SFAS No. 145.

In July 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities," which supersedes Emerging Issues Task Force Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." SFAS No. 146 requires the recognition of liabilities for costs associated with an exit or disposal activity when those liabilities are incurred rather than at the date of an entity's commitment to an exit or disposal activity. This statement is effective for exit and disposal activities that are initiated after December 31, 2002. The Company does not expect that SFAS No. 146 will have a material impact on the Company's financial position or results of operations.

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

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS.

The information on the use of proceeds from our Public Offering required by this item is set forth in "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources" in Part I of this report, which section is incorporated herein by reference.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

        Our annual meeting of stockholders was held on May 16, 2002.

        (a) At such meeting, each of the following persons listed below was elected as a director of the Company to serve during the ensuing year.

                                         VOTES FOR               VOTES WITHHELD
                                         ---------               --------------

Lyle G. Stockstill                       12,489,475                  71,767
Lana J. Hingle Stockstill                12,489,475                  71,767
William J. Blackwell                     12,489,475                  71,767
Curtis Lemons                            12,547,242                  14,000
Andrew L. Michel                         12,547,242                  14,000
John Reynolds                            12,547,242                  14,000
Ken Wallace                              12,547,242                  14,000

        (b) At such meeting, the stockholders also approved the appointment of Arthur Andersen LLP as the Company's independent public accountants for 2002.

      VOTES FOR            VOTES AGAINST            ABSTAINED
      ---------            -------------            ---------

      11,635,529              147,913                777,800

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

        (a)   Exhibits filed as part of this report are listed below.

              Exhibit 10.1 "Supplytime 89" - dated 31 May 2002 with respect to "G. Murray" TBN "Midnight Hunter"

              Exhibit 10.2 Ammendment No. 1 Dated 25 June 2002 to "Supplytime 89" - dated 31 May 2002 with respect to "G. Murray" TBN "Midnight Hunter"

              Exhibit 99.1 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

              Exhibit 99.2 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

        (b)   Reports on Form 8-K.

              On April 16, 2002, we filed a report on Form 8-K, reporting under
              Item 2, announcing that we had completed the purchase of the Smit Express, to be renamed the Midnight Express, from Smit International for $9.75 million.

              On July 3, 2002, we filed a report on Form 8-K, reporting under
              Item 4, announcing that we had dismissed Arthur Andersen LLP and appointed Ernst & Young LLP to serve as the Company's independent auditors for fiscal year 2002. The appointment of Ernst & Young LLP was effective immediately commencing with the review of the Company's consolidated financial statements as of and for the three and six months ended June 30, 2002.


                                   SIGNATURES

           Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                               Torch Offshore, Inc.

Date: August 12, 2002          By:  /s/ ROBERT E. FULTON
                                    ---------------------------------
                                    Robert E. Fulton
                                    Chief Financial Officer
                                    (Principal Accounting and Financial Officer)

                                 EXHIBIT INDEX



   EXHIBIT
   NUMBER           DESCRIPTION
   -------          -----------

     10.1           "Supplytime 89" - dated 31 May 2002 with respect to "G.
                    Murray" TBN "Midnight Hunter"

     10.2 Ammendment No. 1 Dated 25 June 2002 to "Supplytime 89" - dated 31 May 2002 with respect to "G. Murray" TBN "Midnight
                    Hunter"

     99.1           Certification Pursuant to 18 U.S.C. Section 1350, as Adopted
                    Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

     99.2           Certification Pursuant to 18 U.S.C. Section 1350, as Adopted
                    Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002