Form 10-Q
period 2002-09-30
TORCH OFFSHORE INC
filed 2002-11-14
CIK 1129650

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2002

Commission File Number 000-32855

TORCH OFFSHORE, INC.
(Exact Name of Registrant as Specified in its Charter)

Delaware	74-2982117
(State or Other Jurisdiction of	(IRS Employer
Incorporation or Organization)	Identification No.)

401 Whitney Avenue, Suite 400
Gretna, Louisiana	70056-2596
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s Telephone Number, Including Area Code: (504) 367-7030

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes    ☒         No    ☐

The number of shares of the registrant’s common stock outstanding as of November 13, 2002 was 12,689,140.

TORCH OFFSHORE, INC.

PART I.    FINANCIAL INFORMATION

Item 1.    Financial Statements.

TORCH OFFSHORE, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands)

	September 30, 2002	December 31, 2001
	(Unaudited)
Assets
CURRENT ASSETS:
Cash and cash equivalents	$6,839	$24,493
Accounts receivable—
Trade, less allowance for doubtful accounts	13,235	11,033
Other	44	290
Costs and estimated earnings in excess of billings on uncompleted contracts	1,221	1,600
Prepaid expenses and other	3,169	2,659

Total current assets	24,508	40,075
PROPERTY AND EQUIPMENT, net	65,710	49,179
DEFERRED DRYDOCKING CHARGES, net	3,449	3,245
OTHER ASSETS	223	256

Total assets	$93,890	$92,755

Liabilities and Stockholders’ Equity
CURRENT LIABILITIES:
Accounts payable—trade	$6,291	$4,124
Accrued expenses	3,294	2,909
Accrued payroll and related taxes	1,074	791
Financed insurance premiums	1,460	1,075
Deferred income taxes	535	535

Total current liabilities	12,654	9,434
DEFERRED INCOME TAXES	2,094	2,280
COMMITMENTS AND CONTINGENCIES (Note 7)
STOCKHOLDERS’ EQUITY	79,142	81,041

Total liabilities and stockholders’ equity	$93,890	$92,755

The accompanying notes are an integral part of these consolidated financial statements.

TORCH OFFSHORE, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

(in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2002	2001	2002	2001
Revenues	$13,833	$15,596	$43,468	$44,404
Cost of revenues:
Cost of sales	11,242	11,682	34,695	32,279
Depreciation and amortization	1,842	1,610	5,633	4,569
General and administrative expenses	1,226	970	3,497	2,996

Total cost of revenues	14,310	14,262	43,825	39,844

Operating income (loss)	(477)	1,334	(357)	4,560

Other income (expense):
Interest expense	(38)	(47)	(93)	(1,598)
Interest income	56	246	220	314

Total other income (expense)	18	199	127	(1,284)

Income (loss) before income taxes and extraordinary item	(459)	1,533	(230)	3,276
Income tax (expense) benefit	161	(536)	81	(3,396)

Net income (loss) before extraordinary item	(298)	997	(149)	(120)
Extraordinary loss on early extinguishment of debt, net of taxes of $268	—	—	—	(498)

Net income (loss)	(298)	997	(149)	(618)
Preferred unit dividends and accretion	—	—	—	(190)

Net income (loss) attributable to common stockholders	$(298)	$997	$(149)	$(808)

Net income (loss) per common share (Basic and Diluted):
Net income (loss) before extraordinary item	$(0.02)	$0.07	$(0.01)	$(0.03)
Extraordinary loss	—	—	—	(0.05)

Net income (loss)	$(0.02)	$0.07	$(0.01)	$(0.08)

Weighted average common stock outstanding:
Basic and Diluted	12,689	13,337	12,749	10,097

The accompanying notes are an integral part of these consolidated financial statements.

TORCH OFFSHORE, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(in thousands)

	Nine Months Ended September 30,
	2002	2001
Cash flows provided by operating activities:
Net loss	$(149)	$(618)
Depreciation and amortization	5,633	4,569
Deferred income tax provision	(81)	3,396
Severance and reorganizational costs	—	(1,725)
Extraordinary charge, net of taxes	—	498
Deferred drydocking costs incurred	(2,332)	(967)
(Increase) decrease in working capital:
Accounts receivable	(1,956)	(3,468)
Costs and estimated earnings in excess of billings on uncompleted contracts	379	(265)
Prepaid expenses, net of financed portion	(125)	(690)
Accounts payable—trade	2,167	(2,337)
Accrued payroll and related taxes	283	689
Accrued expenses and other	554	1,774

Net cash provided by operating activities	4,373	856

Cash flows used in investing activities:
Purchases of equipment	(20,038)	(11,970)

Net cash used in investing activities	(20,038)	(11,970)

Cash flows (used in) provided by financing activities:
Net payments on revolving line of credit	—	(3,437)
Payments on long-term debt	—	(30,771)
Gross proceeds from initial public offering	—	80,000
Initial public offering costs	—	(7,400)
Debt extinguishment costs	—	(766)
Treasury stock purchases	(1,989)	(1,394)
Stockholder distributions	—	(403)

Net cash (used in) provided by financing activities	(1,989)	35,829

Net increase (decrease) in cash and cash equivalents	(17,654)	24,715
Cash and cash equivalents at beginning of period	24,493	886

Cash and cash equivalents at end of period	$6,839	$25,601

Interest paid (net of amounts capitalized)	$77	$2,337

Income taxes paid	$—	$—

The accompanying notes are an integral part of these consolidated financial statements.

TORCH OFFSHORE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.    Organization and Basis of Presentation:

The interim consolidated financial statements included herein have been prepared by Torch Offshore, Inc. (a Delaware corporation) and are unaudited, except for the balance sheet at December 31, 2001, which has been prepared from the Company’s previously audited financial statements. The consolidated financial statements of Torch Offshore, Inc. include its wholly owned subsidiaries Torch Offshore, L.L.C. and Torch Express L.L.C., (collectively, the “Company”). Management believes that the unaudited interim financial statements include all adjustments (such adjustments consisting only of a normal recurring nature) necessary for fair presentation. Certain information and note disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to those rules and regulations. The results for the three and nine months ended September 30, 2002 are not necessarily indicative of the results to be expected for the entire year. The interim financial statements included herein should be read in conjunction with the audited financial statements and notes thereto together with Management’s Discussion and Analysis of Financial Condition and Results of Operations included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001. Certain prior period amounts have been reclassified to conform to current period presentation.

The Company provides integrated pipeline installation, subsea construction and support services to the offshore oil and natural gas industry, primarily in the United States Gulf of Mexico (the “Gulf of Mexico”). The Company’s focus has been providing services primarily for oil and natural gas production in water depths of 20 to 300 feet in the Gulf of Mexico (the “Shelf”). Over the past few years, the Company has expanded its operations, fleet capabilities and management expertise in order to enable it to provide deeper water services analogous to those services it provides on the Shelf.

In June 2001, the Company completed its initial public offering (the “Public Offering”) of 5.0 million shares of its common stock at $16.00 per share, raising gross proceeds of $80.0 million; net proceeds were $72.6 million after underwriting commission and discounts and expenses totaling $7.4 million.

2.    Stockholders’ Equity:

In connection with the Public Offering, predecessor interests of the Company (including preferred unit interests) were exchanged for common shares of the Company. For financial reporting purposes, the transactions were considered a recapitalization of the Company and, as such, all historical share data included in the accompanying financial statements has been restated.

Treasury Stock—In August 2001, the Company’s Board of Directors approved the repurchase of up to $5.0 million of the Company’s outstanding common stock. Purchases are made on a discretionary basis in the open market or otherwise over a period of time as determined by management, subject to market conditions, applicable legal requirements and other factors. As of September 30, 2002, 709,868 shares had been repurchased at a total cost of $4.2 million.

Stock Option Plan—The Company has a long-term incentive plan under which 3.0 million shares of the Company’s common stock are authorized to be granted to employees and affiliates. The awards can be in the form of options, stock, phantom stock, performance-based stock or stock appreciation rights. As of September 30, 2002, stock options covering 369,567 shares of common stock with a weighted average price of $11.91 per share, and 65,675 shares of restricted stock, both vesting generally over five years, were outstanding.

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

In connection with the Public Offering, the Company became subject to corporate level taxation and adopted Statement of Financial Accounting Standards (“SFAS”) No. 109, “Accounting for Income Taxes.” The Company recorded a $2.6 million charge based upon cumulative book and tax basis differences at the date of change in taxpayer status. In addition, the Company recorded a $0.8 million provision (a 35% effective tax rate) attributable to operating earnings after the Public Offering through September 30, 2001 of which $0.5 million relates to the three months ended September 30, 2001.

The Company recorded a $0.2 million benefit (a 35% effective tax rate) attributable to operating losses for the three months ended September 30, 2002 and a benefit of $0.1 million (a 35% effective tax rate) attributable to operating losses for the nine months ended September 30, 2002.

5.    Earnings Per Share:

Basic earnings per share is calculated by dividing income attributable to common stockholders by the weighted-average number of common shares outstanding for the applicable period, without adjustment for potential common shares outstanding in the form of options, warrants, convertible securities or contingent stock agreements. For calculation of diluted earnings per share, the number of common shares outstanding are increased by the weighted-average number of additional common shares (if deemed dilutive) that would have been outstanding if the dilutive potential common shares had been issued, determined using the treasury stock method where appropriate.

Common stock equivalents (related to stock options) excluded from the calculation of diluted earnings per share, because they were anti-dilutive, were approximately 365,000 shares and 238,000 shares for the third quarters of 2002 and 2001, respectively, and approximately 287,000 shares and 103,000 shares in the first nine months of 2002 and 2001, respectively. None of the predecessor convertible preferred units were considered in the calculation of diluted earnings per share because of their anti-dilutive effect.

6.    Debt:

In July 2002, the Company entered into a $35.0 million bank facility consisting of a $25.0 million asset-based five-year revolving credit facility and a $10.0 million accounts receivable-based working capital facility. The interest on the bank facility is LIBOR plus a range of 1.75% to 2.25%, depending on the level of the consolidated leverage ratio (as defined) measured on a quarterly basis. Borrowings under the bank facility are secured by first preferred ship mortgage liens on a portion of the Company’s fleet and a pledge of the Company’s accounts receivable. Amounts outstanding under the accounts-receivable based working capital facility may not exceed 85% of eligible trade accounts receivable. Under the terms of the bank facility, the Company must maintain a tangible net worth of at least $60.0 million, a minimum debt service coverage ratio of at least 1.20 to 1, a consolidated leverage ratio of no more than 2.00 to 1 and a consolidated current ratio of at least 1.30 to 1. The Company intends to utilize the bank facility to provide a portion of the financing for the conversion of the Midnight Express to a dynamically positioned (“DP-2”) offshore construction vessel. There were no amounts borrowed under the bank facility as of September 30, 2002. However, the Company issued a $1.5 million standby letter of credit, as security for the charter payments due under the charter agreement for the Midnight Hunter, against the bank facility, which reduces total availability to borrow to $33.5 million under the bank facility as of September 30, 2002.

7.    Commitments and Contingencies:

The Company has been named as a defendant in a stockholder class action suit filed by purported stockholders regarding the Public Offering. This suit, Karl L. Kapps, et. al. v. Torch Offshore, Inc. et. al., No. 02-00582, which seeks unspecified monetary damages, was filed on March 1, 2002 in U.S. District Court for the Eastern District of Louisiana. Management believes the allegations in this suit are without merit, and the Company intends to vigorously defend the lawsuit. Even so, an adverse outcome in this class action litigation could have a material adverse effect on the Company’s financial condition or results of operations.

The Company has been named as a defendant in a suit (Bluffview Capital, LP v. Torch Offshore, Inc., No. 2002-7662, filed in the 134th Judicial District Court, Dallas County, Texas on August 26, 2002) filed by a former service provider of the Company. The plaintiff was originally hired to assist the Company in obtaining financing, among other services. The Company terminated the relationship and is disputing the plaintiff’s interpretation of certain provisions regarding the services to be provided and the calculation of fees allegedly earned. Management believes that the amount sought by the plaintiff under the contract is improperly derived, and the Company intends to vigorously defend its position in this matter. Nevertheless, an adverse outcome from the litigation could have adverse effect on the Company’s results of operations.

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

In early 2000, the Company commenced a five-year new-build charter for the Midnight Arrow, a DP-2 deepwater subsea construction vessel. The long-term charter is with Adams Offshore Ltd. and expires in March 2005. Under the terms of the charter, the Company has the exclusive option to purchase the vessel for $8.25 million or the ability to extend the charter for an additional two years at the end of the charter period.

In May 2002, the Company entered into an agreement with Cable Shipping Inc. to time charter a vessel, the G. Murray, under a three-year contract at a rate of $18,500 per day. The actual time charter of the vessel commenced in the third quarter of 2002. The 340-foot, DP-2 class vessel, which has been renamed the Midnight Hunter, is being used by the Company as a deepwater vessel to provide diving and remotely operated vessel (“ROV”) support work in water depths ranging up to 9,000 feet. The Company may make various modifications to the vessel in order to give it the capability of laying pipe (utilizing up to four reels) in water depths of approximately 3,000 to 4,000 feet. The Company has the option of purchasing the vessel for a fixed price after two years and at the end of the contract period.

The Company has executed contracts with several critical equipment suppliers related to the conversion of the Midnight Express. Those contracts aggregate $37.8 million, of which $4.8 million had been paid as of September 30, 2002, and are generally contingent upon the arrangement of permanent financing for the Midnight Express. In the event we terminate these contracts, we will pay some of these suppliers’ costs incurred to date plus 10% while other suppliers will receive the full value of the contract, depending upon the terms of the relevant agreement. We believe our present termination cost exposure on these contracts totals approximately $9.3 million. In addition, the Company has executed contracts with several suppliers for various equipment to be used in connection with the installation of a modular lay system on the Midnight Hunter. These contracts aggregate $2.9 million, of which

$1.5 million had been paid as of September 30, 2002, and the present termination cost exposure on these contracts totals approximately $0.3 million.

8.    New Accounting Standards:

In July 2001, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 143, “Accounting for Asset Retirement Obligations,” effective for fiscal years beginning after June 15, 2002. This statement will require the Company to record the fair value of liabilities related to future asset retirement obligations in the period the obligation is incurred. The Company expects to adopt SFAS No. 143 on January 1, 2003. Due to the nature of the Company’s assets, management believes that the adoption of this statement will not materially impact the Company’s financial position or results of operations.

In August 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” which supersedes SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of.” The provisions of this statement revise current guidelines with respect to the process for measuring impairment of long-lived assets. The Company adopted this statement effective January 1, 2002; such adoption did not have a material impact on the Company’s financial position or results of operations.

In April 2002, the FASB issued SFAS No. 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections,” which revises current guidance with respect to gains and losses on early extinguishment of debt. Under SFAS No. 145, gains and losses on early extinguishment of debt will no longer be treated as extraordinary items unless they meet the criteria for extraordinary treatment in Accounting Principles Board (“APB”) Opinion No. 30. The Company will be required to adopt SFAS No. 145 effective January 1, 2003. Upon adoption, the Company will be required to reclassify the extraordinary losses on early extinguishment of debt from prior periods as these amounts will no longer qualify for extraordinary treatment under SFAS No. 145.

In July 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities,” which supersedes Emerging Issues Task Force Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” SFAS No. 146 requires the recognition of liabilities for costs associated with an exit or disposal activity when those liabilities are incurred rather than at the date of an entity’s commitment to an exit or disposal activity. This statement is effective for exit and disposal activities that are initiated after December 31, 2002. The Company does not expect that SFAS No. 146 will have a material impact on the Company’s financial position or results of operations.

In June 2001, the American Institute of Certified Public Accountants (“AICPA”) issued an exposure draft of a proposed Statement of Position (“SOP”), “Accounting for Certain Costs and Activities Related to Property, Plant, and Equipment.” This proposed SOP would change, among other things, the method by which companies would account for normal, recurring or periodic repairs and maintenance costs related to “in service” fixed assets. It would require that these types of expenses be recognized when incurred rather than recognizing expense for these costs while the asset is productive. The Company is assessing the impact of the change should this SOP be adopted. If adopted, the Company would be required to expense regulatory maintenance cost on its vessels as incurred (currently capitalized and recognized as “drydocking cost amortization”).

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis should be read in conjunction with our Consolidated Financial Statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our Annual Report on Form 10-K for the fiscal year ended December 31, 2001, and the unaudited interim consolidated financial statements and related notes contained in “Item 1. Financial Statements” above.

This Quarterly Report on Form 10-Q contains statements that are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 and Section 21E of the Securities Exchange Act of 1934, as amended, concerning, among other things, our prospects, expected revenues, expenses and profits, developments and business strategies for our operations, all of which are subject to certain risks, uncertainties and assumptions. Our actual results may differ materially from those expressed or implied in this Form 10-Q. Many of these factors are beyond our ability to control or predict. Accordingly, we caution investors not to place undue reliance on forward-looking statements. There is no assurance that our expectations will be realized. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2001 under the captions “Forward-Looking Statements” and “Item 1. Business—Risk Factors.”

GENERAL

Torch Offshore, Inc. provides subsea construction services in connection with the in-field development of offshore oil and natural gas reservoirs. We are a leading service provider in our market niche of installing and maintaining small diameter flowlines and related infrastructure associated with the development of offshore oil and natural gas reserves on the Continental Shelf of the Gulf of Mexico (the “Shelf”). Over the last few years, we have expanded our operations, fleet capabilities and management expertise in order to enable us to provide deeper water services analogous to the services we provide on the Shelf.

From 1997 to 2001, we increased the size of our fleet from three to nine construction and service vessels. In April 2002, we completed the acquisition of a 520-foot vessel from Smit International for $9.75 million. This vessel will be converted to a dynamically positioned (“DP-2”) offshore construction vessel with our patent-pending pipelay system and renamed the Midnight Express. In May 2002, we entered into an agreement to time charter the Midnight Hunter for a three-year period. This DP-2 class vessel was placed into service in the third quarter of 2002 and is being used as a deepwater vessel to provide diving and remotely operated vessel (“ROV”) support work in water depths ranging up to 9,000 feet. We may make various modifications to the vessel giving it the capability of laying pipe (utilizing up to four reels) in water depths of approximately 3,000 to 4,000 feet. In September 2002, we purchased an existing jet barge for $0.2 million, renamed the Midnight Gator, for the purpose of jetting trenches for pipe burial in shallow waters. This barge will enter our active fleet in the spring of 2003. In addition, we are actively seeking opportunities to expand our fleet either through construction or acquisition of vessels.

In November 2002, we signed a contract to provide pipeline installation support in the Boston, Massachusetts Harbor. Management estimates that the contract will commence in the fourth quarter of 2002 and should last for a period of five to six months from the date of commencement. The contract calls for the Midnight Rider to work outside of Gulf of Mexico waters for the duration of the contract. Under the contract, we will receive payments for the mobilization and demobilization of the vessel in addition to the pipelay and burial work to be completed by the Midnight Rider.

Factors Affecting Results of Operations

The demand for subsea construction services primarily depends upon the prices of oil and natural gas. These prices reflect the general condition of the industry and influence the willingness of our customers to spend capital to develop oil and natural gas reservoirs. We are unable to predict future oil and natural gas prices or the level of offshore construction activity related to the industry. In addition to the prices of oil and natural gas, we use the following leading indicators, among others, to forecast the demand for our services:

•	the offshore mobile rig count and jack-up rig count;

•	forecasts of capital expenditures by major and independent oil and natural gas companies; and

•	recent lease sale activity levels.

Even when demand for subsea construction services is strong, several factors may affect our profitability, including the following:

•	competition;

•	equipment and labor productivity;

•	weather conditions;

•	contract estimating uncertainties; and

•	other risks inherent in marine construction.

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

In the life of an offshore field, capital is allocated for field development of a well following a commercial discovery. The time that elapses between a successfully drilled well and the development phase, in which we participate, varies depending on the water depth of the field. On the Shelf, demand for our services generally follows successful drilling activities by three to twelve months. We have noticed that demand for pipeline installation for deepwater projects exceeding 1,000 feet of water depth generally follows initial exploration drilling activities by at least three years. These deepwater installations typically require much more engineering design work than Shelf installations.

RESULTS OF OPERATIONS

Comparison of the Quarter Ended September 30, 2002 to the Quarter Ended September 30, 2001

Revenues.    Revenues were $13.8 million for the three months ended September 30, 2002 compared to $15.6 million for the three months ended September 30, 2001, a decrease of 11%. The decrease in third quarter 2002 revenues was caused by the overall decline in the utilization of our fleet during the period combined with lower revenues per day of vessel utilization. For the three months ended September 30, 2002, our fleet worked 503 revenue days, resulting in a utilization rate of 64%, compared to 548 revenue days worked in the three months ended September 30, 2001, or a 76% utilization rate. The number of revenue days worked declined 8% between periods. The Midnight Rider, which was added to our fleet in September 2001 but did not have utilization until the fourth quarter of 2001, added 86 revenue days in the third quarter of 2002. We also added the Midnight Hunter to the fleet in the third quarter of 2002 and it contributed 35 revenue days in the quarter. However, these revenue day additions were offset by a decline in the utilization of the Midnight Brave and zero utilization from the Midnight Runner and Midnight Carrier during the third quarter of 2002. In addition, the Midnight Eagle and the Midnight Rider suffered project delays due to the two named storms in the Gulf of Mexico in September 2002 and lost a combined 13 revenue days. The mix of vessel utilization and generally lower prices on contracts resulted in 3% lower revenues per day of vessel utilization in the third quarter of 2002 versus the third quarter of 2001.

We expect the offshore construction market to remain extremely price competitive for the forseeable future. We believe that our future financial and operating results will continue to be highly dependent upon the overall market conditions in the oil and natural gas industry. We are unable to predict future oil and natural gas prices or the level of offshore construction activity related to the industry.

Gross Profit.    Gross profit, which is revenues less cost of sales, was $2.6 million (18.7% of revenues) for the three months ended September 30, 2002, compared to $3.9 million (25.1% of revenues) for the three months ended September 30, 2001. Cost of sales consists primarily of fixed vessel costs such as wages, insurance and repairs and maintenance as well as job-related costs such as non-marine crew labor, subcontract costs and job consumables. The decrease in the gross profit margin was primarily caused by the decreased revenues per day of vessel utilization and the decline in utilization of our fleet as discussed above, plus higher insurance costs, an increase in repair and maintenance costs, and the bankruptcy of a customer.

Depreciation and Amortization.    Depreciation and amortization expense was $1.8 million for the three months ended September 30, 2002 compared to $1.6 million for the three months ended September 30, 2001, an increase of 14%. This increase primarily reflects the addition of the Midnight Rider, which was put into service in September 2001 and therefore had only one month of depreciation in the third quarter of 2001 versus three months of depreciation in the third quarter of 2002. In addition, depreciation commenced in the third quarter of 2002 on the equipment added to the Midnight Hunter, as this vessel began working in August 2002.

General and Administrative Expenses.    General and administrative expenses totaled $1.2 million (8.9% of revenues) for the three months ended September 30, 2002 compared to $1.0 million (6.2% of revenues) for the three months ended September 30, 2001. The third quarter 2002 general and administrative expenses were higher due to increases in consultant costs, franchise taxes and insurance premiums. We anticipate that future general and administrative expenses will be increased by costs related to our fleet expansion, our efforts to strengthen our deepwater activity levels, and the costs associated with being a public entity.

Interest Income, Net.    Net interest income was $18,000 for the three months ended September 30, 2002 compared to net interest income of $0.2 million for the three months ended September 30, 2001. The decline in net interest income reflects the lower cash balances in the third quarter of 2002 versus the year-ago period because of the usage of cash related to the expansion of our fleet and the purchase and conversion of the Midnight Express in 2002.

Income Taxes.    In connection with our initial public offering, we became subject to corporate level taxation. We recorded a $0.2 million benefit (a 35% effective tax rate) during the three months ended September 30, 2002. We recorded a $0.5 million provision (a 35% effective tax rate) during the three months ended September 30, 2001. From 1997 until our initial public offering we had not been subject to income taxes.

Net Income (Loss) Attributable to Common Stockholders. Net loss to common stockholders for the three months ended September 30, 2002 was $0.3 million, compared with a net income to common stockholders of $1.0 million for the three months ended September 30, 2001.

Comparison of the Nine Months Ended September 30, 2002 to the Nine Months Ended September 30, 2001

Revenues.    Revenues were $43.5 million for the nine months ended September 30, 2002, compared to $44.4 million for the nine months ended September 30, 2001, a decrease of 2%. We were able to maintain relative consistency as related to the number of revenue days for the nine-month period; our fleet worked 1,456 revenue days for the nine months ended September 30, 2002 as compared to 1,471 revenue days in the year-ago period, a decrease of only 1%. The Midnight Rider, which was added to our fleet in September 2001, added 211 revenue days in the first nine months of 2002 as compared to none in the same period of 2001. The Midnight Hunter contributed 35 revenue days in the first nine months of 2002, as it was added to our fleet in August 2002. Despite these additions to our fleet, there were decreases in revenue days for the previously existing fleet as utilization declined for the Midnight Carrier, the Midnight Runner and the Midnight Brave during the nine-month period ended September 30, 2002 as compared to the year-ago period. The overall utilization for the first nine months of 2002 was 64%, as compared to a 72% fleet-wide utilization for the first nine months of 2001. The decline in utilization despite a consistent number of revenue days is due to the addition of the available revenue days of the Midnight Rider in September 2001 and the Midnight Hunter in August 2002. Average pricing realizations for the nine months ended September 30, 2002 declined by approximately 1% as compared to the nine-month period ended September 30, 2001 primarily due to the decline in pricing realizations experienced in the third quarter of 2002.

Gross Profit.    Gross profit was $8.8 million (20.2% of revenues) for the nine months ended September 30, 2002 compared to $12.1 million (27.3% of revenues) for the nine months ended September 30, 2001. Cost of sales consists primarily of fixed vessel costs such as wages, insurance and repairs and maintenance as well as job-related costs such as non-marine crew labor, subcontract costs and job consumables. The decrease in the gross profit margin for the nine month period ended September 30, 2002 was primarily caused by lower price realizations, as discussed above, a lower day rate on the charter of the Midnight Arrow in Mexico, an increase in repair and maintenance costs, higher wages and benefits paid to offshore employees, and higher insurance costs.

Depreciation and Amortization.    Depreciation and amortization expense was $5.6 million for the nine months ended September 30, 2002, as compared to $4.6 million for the nine months ended September 30, 2001, an increase of 23%. This increase primarily reflects the addition of the Midnight Rider, which was put into service in September 2001.

General and Administrative Expenses.    General and administrative expenses totaled $3.5 million (8.0% of revenues) for the nine months ended September 30, 2002 compared to $3.0 million (6.7% of revenues) for the nine months ended September 30, 2001. The increase in general and administrative expenses for the first nine months of 2002 is due to higher consulting fees, franchise taxes and insurance premiums in addition to the costs associated with being a public entity.

Interest Income (Expense), Net.    Net interest income was $0.1 million for the nine months ended September 30, 2002 compared to net interest expense of $1.3 million for the nine months ended September 30, 2001. This reflects the repayment of debt in mid-June of 2001 following our initial public offering and our current debt-free status.

Income Taxes.    We recorded a $0.1 million benefit (a 35% effective tax rate) during the nine months ended September 30, 2002. In 2001, we recorded a $2.6 million charge based upon cumulative book and tax basis differences at the date of our initial public offering. In addition, we recorded a $0.8 million provision (a 35% effective tax rate) attributable to operating earnings after our initial public offering. From 1997 until the initial public offering we had not been subject to income taxes.

Extraordinary Loss.    In June 2001, we repaid our debt and recognized a $0.5 million after-tax charge primarily resulting from related prepayment penalties.

Net Loss Attributable to Common Stockholders.    The net loss to common stockholders for the nine months ended September 30, 2002 was $0.1 million, compared with a net loss to common stockholders of $0.8 million for the nine months ended September 30, 2001.

LIQUIDITY AND CAPITAL RESOURCES

In June 2001, pursuant to our Registration Statement on Form S-1 (Registration No. 333-54120), which was declared effective on June 6, 2001, we completed an initial public offering (the “Public Offering”) of 5.0 million shares of our common stock for gross proceeds of $80.0 million; net proceeds were $72.6 million after underwriting commission and discounts and expenses. We subsequently retired all debt, purchased and drydocked the Midnight Rider, and initiated the detailed engineering for the construction of the Midnight Warrior (discussed below). We also used the proceeds from the Public Offering to purchase the Midnight Express and commence the conversion of the vessel during 2002. As of September 30, 2002, the $6.8 million of cash and cash equivalents were invested in short-term securities, pending its targeted use for our deepwater expansion program (discussed below) and general corporate purposes.

In the nine months ended September 30, 2002, our operations provided net cash of $4.4 million as compared to $0.9 million in the nine months ended September 30, 2001. This improvement between periods was caused primarily by a smaller net loss and an improvement in working capital changes. Investing activities resulted in cash used for the purchase of equipment as discussed below. Cash flow used in financing activities was $2.0 million in the first nine months of 2002 and related entirely to stock repurchases. The first nine months of 2001 resulted in cash flows from financing activities of $35.8 million due to the gross proceeds from the Public Offering net of payments on various debt instruments, Public Offering costs and stock repurchases.

Historically, our capital requirements have been primarily for the acquisition and improvement of our vessels and other related equipment. Capital expenditures totaled $20.0 million for the nine months ended September 30, 2002, compared to $12.0 million for the nine months ended September 30, 2001. Capital expenditures in the first nine months of 2002 primarily relate to the deepwater expansion of our fleet. We expect to fund our cash requirements for any future capital investments from cash-on-hand, from cash flow from operations, by utilizing our bank facility and by obtaining additional debt facilities. We currently estimate capital expenditures for the remainder of 2002 and 2003 to be approximately $70.7 million, primarily representing the construction of, and the equipment and support facilities associated with, the Midnight Express. Included in this estimate are approximately $1.1 million of improvements which we may make on the Midnight Hunter, approximately $0.2 million of improvements on the Midnight Gator and approximately $0.2 million for routine drydock inspections of our vessels to be incurred over this period.

In July 2002, we entered into a $35.0 million bank facility consisting of a $25.0 million asset-based five-year revolving credit facility and a $10.0 million accounts receivable-based working capital facility. The interest on the bank facility is LIBOR plus a range of 1.75% to 2.25%, depending upon the level of the consolidated leverage ratio measured on a quarterly basis. Borrowings under the bank facility are secured by first preferred ship mortgage liens on a portion of our fleet and a pledge of our accounts receivable. Amounts outstanding under the accounts-receivable based working capital facility may not exceed 85% of eligible trade accounts receivable. Under the terms of the bank facility, we must maintain a tangible net worth of at least $60.0 million, a minimum debt service coverage ratio of at least 1.20 to 1, a consolidated leverage ratio of no more that 2.00 to 1 and a consolidated current ratio of at least 1.30 to 1. We intend to utilize the bank facility to provide a portion of the financing for the conversion of the Midnight Express. There were no amounts borrowed under the bank facility as of September 30, 2002. However, we issued a $1.5 million standby letter of credit, as security for the charter payments due under the charter agreement for the Midnight Hunter, against the bank facility, which reduces total availability to borrow to $33.5 million under the bank facility as of September 30, 2002.

The following table presents our long-term contractual obligations and the related amounts due as of September 30, 2002 (in thousands):

	Payments Due by Period
	Total	Less Than 1 Year	1-3 Years	4-5 Years	After 5 Years
Long-Term Debt	$—	$—	$—	$—	$—
Capital Lease Obligation	—	—	—	—	—
Operating Leases	29,341	10,531	18,763	47	—
Unconditional Purchase Obligations	3,401	3,401	—	—	—
Other Long-Term Obligations	31,085	31,085	—	—	—

Total Contractual Cash Obligations	$63,827	$45,017	$18,763	$47	$—

During the first nine months of 2002, we made payments of approximately $2.6 million for the operating lease obligation relating to our deepwater technology vessel, the Midnight Arrow, under a five-year charter agreement. We paid approximately $15.9 million during the first nine months of 2002 in relation to the purchase price and conversion of the Midnight Express. In addition, we made payments of approximately $0.7 million related to our three-year charter agreement for the Midnight Hunter.

Included in the operating leases are the monthly payments for certain facilities used in the normal course of operations. However, the majority of the operating lease obligation relates to our Midnight Arrow charter agreement and our three-year time charter contract for the Midnight Hunter. Included in unconditional purchase obligations and other long-term obligations are the contracts with equipment suppliers related to the conversion of the Midnight Express ($33.0 million) as well as equipment purchases for the Midnight Hunter lay system ($1.3 million) and the Midnight Gator ($0.2 million).

In August 2001, the Company’s Board of Directors approved the repurchase of up to $5.0 million of our outstanding common stock. Purchases are made on a discretionary basis in the open market or otherwise over a period of time as determined by management, subject to market conditions, applicable legal requirements and other factors. As of November 13, 2002, 709,868 shares had been repurchased at a total cost of $4.2 million.

Consistent with the focus toward investing in new technology, including deepwater capable assets such as the Midnight Express and the Midnight Hunter, four of the last six vessels added to our operations have been DP-2 deepwater capable. Through September 30, 2002, we have expended approximately $48.4 million (in combined capital expenditures and operating lease payments) for these DP-2 vessels, with an additional estimated $98.5 million to be incurred in associated construction, operating lease payments and drydock expenses through early 2005.

Although we have put into place the $35.0 million bank facility discussed above, we are continuing to work with several parties to determine the best option for permanent financing of approximately $60.0 million to $70.0 million related to the conversion of the Midnight Express, which was purchased in lieu of constructing the Midnight Warrior. There were several advantages to purchasing and converting the Midnight Express rather than following through on the new-build plans for the Midnight Warrior. First, the Midnight Express should complete sea trials and be ready for work beginning as soon as the fourth quarter of 2003, whereas the Midnight Warrior would have taken at least one additional year. Second, the Midnight Express provides a better platform for the installation of our patent-pending pipelay system as the vessel is over 500 feet in length and has more deck space than the Midnight Warrior would have had. The Midnight Express was delivered in April 2002 so that the detailed engineering related to the conversion could commence. Certain detailed engineering was completed in the second and third quarters of 2002 and bids have been received from several shipyards to complete the conversion of the vessel. We are currently carefully reviewing these bids and have entered into negotiations with a shipyard. We expect to announce the selection of a shipyard in the fourth quarter of 2002. We cannot assure you that we will be able to obtain any permanent financing, either guaranteed or non-guaranteed. If we are unable to obtain any permanent financing, it would have a negative impact on our ability to implement our business strategy. However, we believe that we will have several permanent financing sources available to us.

MARAD has issued a commitment, subject to customary conditions, to guarantee the 20-year financing covering 87.5% of the cost of constructing the initial design of the Midnight Warrior. MARAD’s unconditional commitment period officially expired on May 6, 2002, which now gives MARAD the option to terminate the commitment (although they have not yet done so) as we have not placed a portion of the permanent long-term financing. We have indefinitely postponed the Midnight Warrior project, but view the potential MARAD-based financial funding program as one of the sources possibly available to us to support future expansion of our operations.

In May 2002, we entered into an agreement with Cable Shipping Inc. to time charter a vessel, the G. Murray, under a three-year contract at a rate of $18,500 per day. The 340-foot, DP-2 class vessel, which was renamed the Midnight Hunter, is being used as a deepwater vessel to provide diving and ROV support work in water depths ranging up to 9,000 feet. We may make various modifications to the vessel in order to give it the capability of laying pipe (utilizing up to four reels) in water depths of approximately 3,000 to 4,000 feet. We have the option of purchasing the vessel for a fixed price after two years and at the end of the contract period.

We believe that our existing cash and short-term investments and cash flow from operations will be sufficient to meet our existing liquidity needs for the near term. We also believe that our existing cash and short-term investments, the bank facility we have put into place, and the permanent construction financing we are seeking, in addition to our cash flow from operations, will be sufficient to complete our identified growth plans. If our plans or assumptions change or prove to be inaccurate, if we cannot obtain permanent construction financing on satisfactory terms or if we make any additional acquisitions of existing vessels or other businesses, we may need to raise additional capital. We may not be able to raise such additional funds, or we may not be able to raise such funds on favorable terms and would not be able to complete our growth plans.

NEW ACCOUNTING STANDARDS

In July 2001, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 143, “Accounting for Asset Retirement Obligations,” effective for fiscal years beginning after June 15, 2002. This statement will require us to record the fair value of liabilities related to future asset retirement obligations in the period the obligation is incurred. We expect to adopt SFAS No. 143 on January 1, 2003. Due to the nature of our assets, management believes that the adoption of this statement will not materially impact our financial position or results of operations.

In August 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” which supersedes SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of.” The provisions of this statement revise current guidelines with respect to the process for measuring impairment of long-lived assets. We adopted this statement effective January 1, 2002; such adoption did not have a material impact on our financial position or results of operations.

In April 2002, the FASB issued SFAS No. 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections,” which revises current guidance with respect to gains and losses on early extinguishment of debt. Under SFAS No. 145, gains and losses on early extinguishment of debt will no longer be treated as extraordinary items unless they meet the criteria for extraordinary treatment in Accounting Principles Board (“APB”) Opinion No. 30. We will be required to adopt SFAS No. 145 effective January 1, 2003. Upon adoption, we will be required to reclassify the extraordinary losses on early extinguishment of debt from prior periods, as these amounts will no longer qualify for extraordinary treatment under SFAS No. 145.

In July 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities,” which supersedes Emerging Issues Task Force Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” SFAS No. 146 requires the recognition of liabilities for costs associated with an exit or disposal activity when those liabilities are incurred rather than at the date of an entity’s commitment to an exit or disposal activity. This statement is effective for exit and disposal activities that are initiated after December 31, 2002. We do not expect that SFAS No. 146 will have a material impact on our position or results of operations.

In June 2001, the American Institute of Certified Public Accountants (“AICPA”) issued an exposure draft of a proposed Statement of Position (“SOP”), “Accounting for Certain Costs and Activities Related to Property, Plant, and Equipment.” This proposed SOP would change, among other things, the method by which companies would account for normal, recurring or periodic repairs and maintenance costs related to “in service” fixed assets. It would require that these types of expenses be recognized when incurred rather than recognizing expense for these costs while the asset is productive. We are assessing the impact of the change should this SOP be adopted. If adopted, we would be required to expense regulatory maintenance cost on our vessels as incurred.

Significant Accounting Policies and Estimates

For a discussion of significant accounting policies and estimates, see our Annual Report on Form 10-K for the fiscal year ended December 31, 2001.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk.

Interest Rate Risk. We are subject to market risk exposure related to changes in interest rates on our bank facility (when drawn upon). Interest on borrowings under the facility would accrue at a variable rate, using LIBOR plus a range of 1.75% to 2.25%, depending upon the level of our consolidated leverage ratio measured on a quarterly basis. On November 13, 2002, we had no outstanding balance under the bank facility and as such have no exposure at this time to changes in interest rates.

Item 4.    Controls and Procedures.

Evaluation of Disclosure Controls and Procedures. Our chief executive officer and chief financial officer, with the participation of management, have evaluated the effectiveness of our “disclosure controls and procedures” (as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934) as of a date within 90 days prior to the filing of this quarterly report on Form 10-Q. Based on their evaluation, they have concluded that our disclosure controls and procedures are effective in alerting them in a timely manner to material information relating to Torch Offshore, Inc. required to be disclosed in our periodic Securities and Exchange Commission filings.

Changes in Internal Controls. There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

PART II.    OTHER INFORMATION

Item 1.    Legal Proceedings.

We are involved in legal proceedings arising in the ordinary course of business. Although we cannot give you any assurance with respect to the ultimate outcome of such legal actions, in our opinion, these matters will not have a material adverse effect on our financial position or results of operations.

We have been named as a defendant in a stockholder class action suit filed by purported stockholders regarding our Public Offering. This suit, Karl L. Kapps, et. al. v. Torch Offshore, Inc. et. al., No. 02-00582, which seeks unspecified monetary damages, was filed on March 1, 2002 in U.S. District Court for the Eastern District of Louisiana. We believe the allegations in this suit are without merit, and we intend to vigorously defend this lawsuit. Even so, an adverse outcome in this class action litigation could have a material adverse effect on our financial condition or results of operations.

We have been named as a defendant in a suit (Bluffview Capital, LP v. Torch Offshore, Inc., No. 2002-7662, filed in the 134th Judicial District Court, Dallas County, Texas on August 26, 2002) filed by a former service provider. The plaintiff was originally hired to assist us in obtaining financing, among other services. We terminated the relationship and are disputing the plaintiff’s interpretation of certain provisions regarding the services to be provided and the calculation of fees allegedly earned. Management believes that the amount sought by the plaintiff under the contract is improperly derived, and we intend to vigorously defend our position in this matter. Nevertheless, an adverse outcome from the litigation could have an adverse effect on our results of operations.

Item 2.    Changes in Securities and Use of Proceeds.

The information on the use of proceeds from our Public Offering required by this item is set forth in “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources” in Part I of this report, which section is incorporated herein by reference.

Item 6.    Exhibits and Reports on Form 8-K.

(a)	Exhibits filed as part of this report are listed below.

	Exhibit 10.1	Loan Agreement By and Between Regions Bank and Torch Offshore, Inc.

	Exhibit 99.1	Certification by Lyle G. Stockstill Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

	Exhibit 99.2	Certification by Robert E. Fulton Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)	Reports on Form 8-K.

None.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Torch Offshore, Inc.

Date: November 13, 2002	By: /s/ ROBERT E. FULTON
Robert E. Fulton
Chief Financial Officer
(Principal Accounting and Financial Officer)

CERTIFICATIONS

I, Lyle G. Stockstill, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Torch Offshore, Inc.;

2.
Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.
Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.
The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

(a)
designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

(b)
evaluated the effectiveness of the registrant’s disclosure controls and procedures based on the evaluation as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

(c)	presented in this quarterly report their conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.
The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

(a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

(b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.
The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 13, 2002	/s/ Lyle G. Stockstill
Lyle G. Stockstill
Chairman of the Board and Chief Executive Officer

I, Robert E. Fulton, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Torch Offshore, Inc.;

2.
Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.
Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.
The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

(a)
designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

(b)
evaluated the effectiveness of the registrant’s disclosure controls and procedures based on the evaluation as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

(c)	presented in this quarterly report their conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.
The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

(a)
all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

(b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.
The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 13, 2002	/s/ ROBERT E. FULTON
Robert E. Fulton
Chief Financial Officer

EXHIBIT INDEX

10.1	— Loan Agreement By and Between Regions Bank and Torch Offshore, Inc.

99.1	—Certification by Lyle G. Stockstill Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.2	—Certification by Robert E. Fulton Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002