Form 10-K
period 2002-12-31
TORCH OFFSHORE INC
filed 2003-03-31
CIK 1129650

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                             ----------------------
                                    FORM 10-K


(MARK ONE)

     [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2002
                                       OR

     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                        COMMISSION FILE NUMBER 000-32855
                             ----------------------
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

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

         Indicate by check mark whether the registrant is an accelerated filer as defined in Rule 12b-2 of the Securities Exchange Act of 1934. Yes [ ] No [X]

         The aggregate market value of the voting stock held by non-affiliates of the registrant as of March 25, 2003 was approximately $21.9 million. The number of shares of the registrant's common stock, $0.01 par value per share, outstanding as of March 25, 2003 was 12,635,030.

                       DOCUMENTS INCORPORATED BY REFERENCE

         Portions of the registrant's Proxy Statement for the registrant's 2003 Annual Meeting of Stockholders to be filed pursuant to Regulation 14A are incorporated by reference into Part III of this Form 10-K.

                              TORCH OFFSHORE, INC.
                           ANNUAL REPORT ON FORM 10-K
                      FOR THE YEAR ENDED DECEMBER 31, 2002

                                TABLE OF CONTENTS


                                                                                                                PAGE
                                                                                                                ----
                                                      PART I
Item 1.          Business .....................................................................................    3
Item 2.          Properties ...................................................................................   19
Item 3.          Legal Proceedings ............................................................................   20
Item 4.          Submission of Matters to a Vote of Security Holders ..........................................   21

                                                      PART II
Item 5.          Market for Registrant's Common Equity and Related Stockholder Matters ........................   21
Item 6.          Selected Financial Data ......................................................................   21
Item 7.          Management's Discussion and Analysis of Financial Condition and Results of Operations ........   23
Item 7a.         Quantitative and Qualitative Disclosure About Market Risk ....................................   33
Item 8.          Financial Statements and Supplementary Data ..................................................   34
Item 9.          Changes in and Disagreements with Accountants on Accounting and Financial Disclosure .........   53

                                                     PART III
Item 10.         Directors and Executive Officers of the Registrant ...........................................   53
Item 11.         Executive Compensation .......................................................................   53
Item 12.         Security Ownership of Certain Beneficial Owners and Management ...............................   54
Item 13.         Certain Relationships and Related Transactions ...............................................   54
Item 14.         Controls and Procedures ......................................................................   54

                                                      PART IV
Item 15.         Exhibits, Financial Statement Schedules and Reports on Form 8-K ..............................   55
                 Signatures ...................................................................................   57
                 Certifications ...............................................................................   58
                 Glossary of Certain Industry Terms ..........................................................    G-1

                                     PART I

FORWARD-LOOKING STATEMENTS

This Form 10-K includes certain statements that are "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and
Section 21E of the Securities Exchange Act of 1934, as amended. In some cases, you can identify forward-looking statements by terminology such as "may," "will," "should," "could," "expects," "intends," "plans," "anticipates," "believes," "estimates," "predicts," "potential," "continue," "projects," or the negative of these terms, or other comparable terminology. All statements other than statements of historical facts included in this Form 10-K, including, without limitation, statements under "Item 1. Business," "Item 2. Properties," and "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" relating to future events or our future financial performance, including our business strategy, are forward-looking statements. These forward-looking statements involve risks and uncertainties that are beyond our control. Factors that may cause our company's or our industry's actual results, levels of activity, performance or achievements to be materially different from those expressed or implied by the forward-looking statements include or relate to the following: general economic and business conditions and industry trends; decisions about offshore developments made by oil and natural gas companies; the highly competitive nature of our business; the availability and terms of capital; operating risks normally incidental to offshore exploration, development and production operation; and changes in existing environmental regulatory matters. Additional risks and other factors include those listed under "Item 1. Business - Risk Factors" and elsewhere in this Form 10-K.

Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. These statements are based upon certain assumptions and analyses made by our management in light of its experiences and its perception of historical trends, current conditions, expected future developments and other factors it believes are appropriate in the circumstances. Many of these factors are beyond our ability to control or predict. We caution investors not to place undue reliance on forward-looking statements. These forward-looking statements speak only as of the date of this report and we disclaim any obligation to update the forward-looking statements contained in this report, whether as a result of receiving new information, the occurrence of future events or otherwise.

ITEM 1. BUSINESS

GENERAL

As used herein, the terms "Company," "Torch Offshore," "we" and "us" refer to Torch Offshore, Inc. and its subsidiaries, unless the context requires otherwise. Certain terms relating to the industry are defined in "Glossary of Certain Industry Terms," which begins on page G-1 of this Form 10-K.

Torch Offshore, Inc. and its subsidiaries provide subsea construction services in connection with the infield development of offshore oil and natural gas reservoirs. We are a leading service provider in our market niche of installing small diameter flowlines and related infrastructure associated with the development of offshore oil and natural gas reserves on the Continental Shelf of the Gulf of Mexico (the "Shelf"). Our customers are major oil and natural gas companies as well as independent oil and natural gas operators. The primary services we provide include:

o    installation of flowlines and related infrastructure;

o    pipeline tie-ins and tie-backs;

o    riser installation;

o    pipeline surveys and installation engineering; and

o    integrated construction support.

Our vessels primarily install marine pipelines that transport oil and natural gas to production platforms and subsea production systems. We also connect production platforms to trunklines that transport oil and natural gas to shore. In a typical offshore field, several development wells are drilled to produce the field. The production from each of the wells is then transported through relatively small diameter flowlines to a production platform where it is aggregated and sometimes treated before being transported through a larger trunkline to shore. The wells frequently are completed on the ocean floor with production systems that need to be connected by umbilicals to the platform so that power can be supplied to the subsea systems and communications and control can be maintained. Umbilicals are control lines arranged in a bundle that can include power cables and injection lines. We specialize in the installation and connection of these smaller flowlines and umbilicals, including the simultaneous laying and burying of flowlines and the laying of both flexible flowlines and coiled tubing. Combining our dive support vessels and remotely operated vehicles (ROV's) with our pipelay vessels allows us to install pipelines in a more coordinated fashion than is typical in our industry.

Historically, we have focused on performing projects involving pipelines with diameters of twelve inches or less in water depths of 200 feet or less on the Shelf. Such pipelines are required to be buried below the sea floor. We provide additional services in connection with the infield development of offshore oil and natural gas fields, including inspection and maintenance services, pipeline tie-ins and tie-backs, riser installation, pipeline surveys and installation engineering and integrated construction support. These services support offshore infrastructure construction projects involving pipelines, production platforms and subsea production systems and are frequently performed in conjunction with our pipelay or umbilical installations. Our vessels provide a mobile above-water platform that functions as an operational base for divers in water depths up to 1,000 feet and for Rov's at all practical water depths. In water depths up to 1,000 feet, we typically use our own divers and dive support personnel because we believe it provides greater control over project costs and improves the quality of work performed. We own and operate two saturation diving systems and provide support services for operations such as hook-up and structure abandonment, including barge and logistic support, minimal steel fabrication, call-out diving and the chartering of vessels.

In addition, we have recently expanded our operations, fleet capabilities and management expertise to enable us to provide services in the deepwater market analogous to the services we can provide on the Shelf. In those markets that we will target, deepwater operations are generally considered as providing services in water depths in excess of 1,000 feet. We have only done a limited amount of deepwater subsea construction work to date, but we expect to further our involvement in the deepwater in the near future with additional subsea construction projects and pipelay work.

The following table sets forth our historical operating data for the periods indicated:

                                                                            YEARS ENDED DECEMBER 31,
                                                      2002            2001            2000            1999            1998
                                                   ----------      ----------      ----------      ----------      ----------
Pipelay:(1)
  Total mileage ..............................            227             190             194             117             137
  Number of jobs .............................             63              66              64              31              44
  Water depth range (feet) ...................         12-600          10-305           9-310           8-275          15-235
  Diameter range (inches) ....................           1-12            2-16            2-10            2-12             2-8
  Diameter range (as % of revenues):
    1"-3" ....................................              6%              3%             11%             12%             10%
    4"-6" ....................................             58%             74%             72%             63%             78%
    8"-10" ...................................             22%             17%             17%             22%             12%
    12"+ .....................................             14%              6%              0%              3%              0%
 Average length per job (miles) ..............            3.6             2.9             3.0             3.8             3.1
 Average revenue per mile ....................     $  256,300      $  262,100      $  207,800      $  155,600      $  236,482

Other:(2)
  Number of jobs .............................             13              15               8              21              29
  Water depth range (feet) ...................       48-7,200           5-500        50-3,700          15-328          20-480

  Average revenue per job ....................     $  755,500      $  616,900      $  737,400      $  145,200      $  235,345

----------

(1)      Includes pipelines and umbilicals.

(2) Includes inspection and maintenance services, pipeline tie-ins and tie-backs, riser installation, pipeline surveys, installation engineering, and integrated construction support.

Our business was started in 1978. Torch Offshore, Inc., a Delaware corporation, was formed in January 2001 in connection with our initial public offering. Our principal executive offices are located at 401 Whitney Avenue, Suite 400, Gretna, Louisiana 70056-2596, and our telephone number at that address is (504) 367-7030. We make available free of charge through our website, www.torchinc.com, our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments to those reports as soon as reasonably practicable after such material is electronically filed with the Securities and Exchange Commission. Information on our website is not a part of this report.

INDUSTRY

General. The subsea construction industry installs and maintains platforms, pipelines and subsea field development hardware for offshore oil and natural gas producers. Demand for subsea construction services is driven primarily by:

o    worldwide demand for oil and natural gas and oil and natural gas prices;

o    discoveries of new reserves;

o the amount of capital spending associated with developing new oil and natural gas fields;

o the need to maintain and repair existing offshore production facilities during their economic life; and

o regulatory requirements to remove production facilities after depletion of the fields.

The time required to drill an exploratory well and formulate a development plan creates a time lag between the start of drilling activities and increased demand for offshore construction services. The time that elapses between a successfully drilled well and the development phase, in which we participate, varies depending on the water depth of the field. Oil and natural gas fields located on the Shelf may require from three to twelve months from drilling activities to development. Deepwater fields typically require eighteen months to three years from drilling activities to development.

In addition to the influence that oil and natural gas prices have on demand, seasonality also plays a role in the timing of contracts we receive. A large portion of the contracts for marine construction in the Gulf of Mexico are awarded in the early to late summer and are usually performed before the adverse weather conditions of the winter months commence, as many of the projects are completed within a relatively short period of time. Therefore, the third and fourth quarter earnings are usually influenced positively by these seasonality factors.

Because of the higher absolute cost of production, construction and drilling equipment, primarily major oil and natural gas companies and a few large independents and state-owned oil and natural gas operators conduct exploration and production activities in the deepwater market. In the Gulf of Mexico, deepwater production of oil has been much more prolific than existing production on the Shelf and this deepwater oil production typically requires heavily insulated flowlines. The net effect has been that, despite the high absolute costs of deepwater production, the costs per barrel produced have been relatively modest.

Industry Spending. The amount of capital expended by oil and natural gas companies fluctuates from year to year based upon unpredictable issues including the overall volatility of oil and natural gas prices. The independent oil and natural gas operators tend to demonstrate more sensitivity to the fluctuation of commodity prices. However, the major oil and natural gas companies are less affected by commodity price fluctuation.

STRATEGY

We believe that we are well positioned to take advantage of activity in the Gulf of Mexico and that our greatest long-term growth opportunities lie in the natural extension of our niche services into the deepwater market. Our strategy, therefore, is to continue to take advantage of opportunities on the Shelf while expanding our niche services into the deepwater markets of the world, including the Gulf of Mexico, Brazil and West Africa. We intend to execute our deepwater expansion strategy by:

o focusing on projects involving small diameter infield flowlines and related infrastructure where we have analogous expertise on the Shelf;

o providing cost effective services through an expanded fleet of specially designed and equipped vessels; and

o    leveraging our alliance and customer relationships.

Our expertise and experience in our market niche on the Shelf should provide us with an advantage in the analogous deepwater market worldwide. Development projects in deepwater require many of the same types of services we currently provide on the Shelf. For example, deepwater production facilities such as tension leg platforms, spars and floating production, storage and offloading vessels all require the extensive use of small diameter pipelines and umbilicals. These small diameter lines provide similar functions in deepwater that they provide on the Shelf.

Shelf Market Compared to Deepwater Market. There are a number of characteristics about the deepwater market that differentiate it from the Shelf market.

On the Shelf, wells are generally drilled using conventionally-moored semisubmersible or jack-up drilling rigs. Fixed platforms can be installed using conventionally-moored construction vessels. Afterwards, the pipeline and riser infrastructure can be installed using conventionally-moored S-lay vessels and four-point dive boats equipped with mixed gas or saturation diving equipment. Collectively, these technologies are mature, and, while there have been improvements, the basic processes have not fundamentally changed in the last 25 years.

In the deepwater market, exploration and development techniques are significantly different. Deepwater drilling and construction vessels are larger and more sophisticated than vessels that work on the Shelf and are often equipped with dynamic positioning, or DP, systems that allow them to move or hold position within tight tolerances without using conventional moorings. This capability is an advantage for holding position and for umbilical and pipelay installation operations. In addition, fixed structures are replaced by either floating production systems or subsea facilities in deepwater.

Several different physical configurations have been used for floating production systems. In the Gulf of Mexico, tension leg platforms, spars, and floating production units have been used. In other deepwater regions of the world, floating production, storage and offloading vessels have also been used. Each of these systems requires subsea field development hardware, including mooring equipment, wellheads, subsea trees, manifolds, infield flowlines, risers and infield umbilicals. We intend to focus our deepwater expansion efforts generally on the installation of this equipment and particularly on the installation of infield flowlines and related infrastructure, where we have analogous expertise operating on the Shelf.

We believe that we have an advantage in our market niche on the Shelf because of the cost efficiencies derived from the design and capabilities of our vessels and from our operating methodology, which takes advantage of our dive support vessels and divers to complete riser and pipeline tie-ins without impeding the progress of our pipelay barges. The vessels used to install trunklines are larger and require larger crews than the vessels we operate, making it less cost effective for them to compete with us for small diameter, infield installation services. We believe that we can extend this advantage to deepwater markets by employing vessels that are specially designed and equipped to provide our niche services in the most efficient and cost effective manner. In 2000, we completed the construction of a fully redundant, dynamically positioned (DP-2) pipelay/bury barge (the Midnight Eagle) and chartered a new DP-2 subsea construction vessel (the Midnight Arrow). In early 2002, we purchased a 520-foot vessel that we are converting into a DP-2 offshore construction vessel with our patent-pending pipelay system (the Midnight Express). The system will be installed during the conversion of the Midnight Express and is designed to combine the advantages of several systems already in use, such as the ability to lay limited lengths of products at high laying rates from a reel, the ability to lay unlimited lengths of rigid pipelines without the need to come back to dock to reload, the capacity to spool pipelines from an on-board firing line, and the ability to J-lay pipelines or other products in order to minimize top tension. The pipelay system includes a storage reel made of two drums operated independently, each capable of storing up to 600 Te (metric tons) of product depending on product diameter and schedule and a stern-laying tilting tower (from 65 degrees to 90 degrees) supporting, from top to bottom, two bend controllers, two straighteners, a 160 Te tensioner, two workstations, a hang-off clamp, a pipe monitoring system and a product departure roller box. A six-station firing line will be installed on the deck of the Midnight Express to fabricate pipeline stored on the reel. The conversion of this vessel will make it a new generation, specially designed and equipped deepwater pipelay and subsea construction vessel capable of operating in water depths of up to 10,000 feet. Most recently, in March 2003, we purchased a versatile cable-lay vessel which we will outfit to become a versatile deepwater pipelay and subsea construction vessel named the Midnight Wrangler, which will be capable of laying rigid pipe, flexible pipe, coiled tubing and umbilicals and providing light construction, diving and ROV support. However, there are factors that may impact our further expansion into the deepwater including the need for capital and the acquisition of additional vessels that are capable of working in the deepwater.

It has been our management's experience that major oil and natural gas companies approach large development projects in deepwater regions by dividing them into discrete functional work packets which are then bid and awarded to a series of individual contractors who have been pre-qualified to perform a particular function. Major oil and natural gas companies maintain a group of construction experts on staff to divide up the work, to identify qualified contractors, and to coordinate and supervise the work program using these multiple contractors. This approach to contracting is frequently referred to as "best-in-class" contracting.

It has been management's experience that the other major approach, termed "EPIC" contracting (engineer, procure, install, and commission), is preferred by independent oil and natural gas operators as well as by many foreign national oil companies. In EPIC contracting, a large engineering firm undertakes to deliver the completed project for a lump sum. That contractor then directly performs those portions of the scope within its capabilities and subcontracts out those where it does not have "in house" talent or capacity. The integration functions are the responsibility of the EPIC contractor.

Because the major integrated oil companies are disproportionately present in deepwater, we believe that best-in-class contracting will dominate the deepwater portions of our business activity. We expect that we will be able to pre-qualify and to bid directly to the major integrated oil companies without having to provide other engineering/contracting services. At the same time, on the Shelf, where independent oil and natural gas operators predominate, we can continue to bid through the engineering firms who provide project management and other EPIC services to these clients.

Many of our Shelf customers are also active in deepwater exploration and development. We intend to leverage our customer relationships to obtain deepwater projects. In addition to our deepwater expansion strategy, we intend to maintain a flexible fleet in order to take advantage of periods of increased activities on the Shelf. The design and capabilities of our existing vessels allow us to be an efficient provider of pipeline installation and subsea construction services on the Shelf. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Outlook."

OUR FLEET

We operate a diversified fleet of nine construction and service vessels. In addition, we will be adding two vessels to our active fleet in the coming months. In January 2002, we purchased the Smit Express, which has been renamed the Midnight Express, and we are converting it into a DP-2 deepwater offshore construction vessel with our patent-pending pipelay system. The vessel is expected to enter our active fleet in early 2004. In December 2002, we purchased the Wave Alert, renamed the Midnight Wrangler, which we took possession of in March 2003. We will make various modifications to the Midnight Wrangler before it enters our active fleet in the second quarter of 2003. The following table summarizes the capabilities of the nine vessels in our current fleet and the expected capabilities of the Midnight Express and Midnight Wrangler.

VESSEL                             CAPABILITIES
---------------------------   ----------------------------------------------------------------------------------------

Midnight Arrow.............   Diverless subsea construction in water depths of up to 10,000 feet.
Midnight Brave.............   Simultaneous lay and bury of pipe up to 20" in diameter in water depths up to 400 feet.
Midnight Carrier...........   Subsea construction with surface supply or saturation diving.
Midnight Dancer............   Subsea construction with surface supply diving.
Midnight Eagle.............   Simultaneous lay and bury of pipe up to 8" in diameter in water depths of up to 100 feet.
                              Sequential lay and bury of pipe up to 10" in diameter in water depths of up to 200 feet.
                              Also capable of saturation diving in depths up to 1,000 feet and ROV support and light construction work in up to 10,000 feet.
Midnight Express...........   Designed to lay pipe up to 12" in diameter for rigid pipelines or 15" in diameter for flexible flowlines in water depths of up to 10,000 feet and to provide diverless subsea construction support in water depths of up to 10,000 feet.
Midnight Fox...............   Personnel transport and support vessel (fuel, water, crew change).
Midnight Rider.............   Lay pipe of up to 36" in diameter in water depths of up to 30 feet. Vessel can lay up to
                              10" diameter pipe in water depths up to 600 feet and up to 12" diameter pipe in water depths up to 300 feet.
Midnight Runner............   Simultaneous lay and bury of pipe up to 20" in diameter in state waters only.
Midnight Star..............   Subsea construction with surface supply or saturation diving.
Midnight Wrangler..........   Designed to lay rigid pipe, flexible pipe, coiled tubing and umbilicals, utilizing up to four reels, and to provide light construction and ROV support in up to 10,000 feet.

MIDNIGHT ARROW - DP-2 SUBSEA CONSTRUCTION VESSEL

The Midnight Arrow was delivered to us in early 2000 on a five-year charter. Under the charter, we have an exclusive option to purchase the vessel for $8.25 million or the ability to extend the charter for an additional two years. The vessel has a DP-2 system, accommodations for 54 workers, ROV capabilities to approximately 10,000 feet, a helideck and a 45-ton crane. The vessel is 197 feet long and 44 feet wide.

MIDNIGHT BRAVE - PIPELAY/BURY BARGE

The Midnight Brave was purchased in 1987 and presently has a pipelay ramp, five workstations, a stinger and a digitally controlled 50 Kips tensioner. The vessel is 275 feet long and 70 feet wide and has accommodations for 80 workers. It is controlled using a seven-point mooring system.

MIDNIGHT CARRIER -- DIVING SUPPORT VESSEL

The Midnight Carrier was a pipe carrier that we purchased in May 1998. We then initiated a series of overhauls and upgrades to allow the vessel's use as a large four-point diving support vessel. We added a 650-foot four-point mooring system and additional accommodations in 2000. The vessel is 270 feet long and 58 feet wide and accommodates 36 workers.

MIDNIGHT DANCER--DIVING SUPPORT VESSEL

The Midnight Dancer was purchased in 1994 and presently has a 15-ton crane, a 10-ton crane, a four-point mooring system, an air diving system and accommodations for 46 workers. The vessel is 195 feet long and 40 feet wide.

MIDNIGHT EAGLE - DP-2 PIPELAY/BURY BARGE

The Midnight Eagle was purchased in 1997 and placed in service in 2000 after adding a DP-2 system, a 20-foot hull mid- section, two 10-foot wide sponsons, four diesel driven azimuthing thrusters, a mooring/abandonment and recovery winch, accommodations for 57 workers, generators and ancillary equipment. A conventional firing line consisting of four workstations for S-lay and a 1,000 foot saturation diving system were also added. The vessel is 190 feet long and 76 feet wide.

MIDNIGHT EXPRESS (SMIT EXPRESS) - DP-2 PIPELAY/SUBSEA CONSTRUCTION VESSEL

The Smit Express was a LASH (Lighter Aboard Ship) barge transporter. We purchased the vessel for $9.75 million in January 2002 and plan to place the vessel into service in early 2004 pending the completion of the conversion and sea trials. The ship is 520 feet long overall with a breadth of 100 feet. The conversion will equip the vessel with our patent-pending pipelay system, a DP-2 system, a 2,500 square meter weather deck that will increase the ship freeboard to nearly 14 feet, a 12 megawatt (MW) diesel electric generating plant, stern azimuthing Z-drives and bow thrusters, ship services for project requirements, a 300 Te pedestal crane, a 2 X 20 Te gantry crane, two abandonment and recovery winches (capabilities to approximately 7,000 feet), a helideck for a S-61, accommodations for 132 people and 5 offices.

MIDNIGHT FOX -- SUPPLY SUPPORT VESSEL

Built in 1998, the Midnight Fox is 130 feet long and 28 feet wide and is equipped with a bow thruster. Its present primary role is as a personnel transport and supply vessel supporting the rest of our fleet.

MIDNIGHT RIDER -- PIPELAY/BURY BARGE

Built in 1995, the vessel is equipped to lay and bury pipe using the conventional S-lay method. Equipped with five workstations, the vessel features a 50-foot stinger, a 110-foot stinger and a 50 Kips tensioner. The vessel is 260 feet long and 72 feet wide, has accommodations for up to 84 workers and is controlled using an eight-point mooring system. The vessel is also capable of working on spuds.

MIDNIGHT RUNNER -- PIPELAY/BURY BARGE

The Midnight Runner was built in 1983 and presently has two spuds, four workstations, a 30 Kips tensioner, generators and ancillary equipment as well as accommodations for 30 workers. The vessel is 160 feet long and 54 feet wide.

MIDNIGHT STAR -- DIVING SUPPORT VESSEL

The Midnight Star was purchased in 1997 and presently has a four-point mooring system, a moonpool, a 650-foot saturation diving system, an air diving control room, two 15-ton cranes and accommodations for 42 workers. The vessel is 197 feet long and 42 feet wide.

MIDNIGHT WRANGLER (WAVE ALERT) - DP-2 PIPELAY/SUBSEA CONSTRUCTION VESSEL

The Midnight Wrangler was purchased in 2002 as a deepwater pipelay and subsea construction vessel. The vessel is 341 feet long and 64 feet wide and is equipped with a DP-2 system, a 125-ton crane and accommodations for 55 workers. The vessel is capable of laying rigid pipe, coiled tubing and umbilicals, utilizing up to four reels and is capable of providing light construction, diving and ROV support in water depths up to 10,000 feet.

In addition, we purchased the Midnight Gator, a supply barge, in September 2002 for $0.2 million. We are currently converting this piece of equipment into a sand dredge and it will become available for use during the second quarter of 2003 for the purpose of jetting trenches for pipe burial in shallow waters. This barge will not be included in our vessel utilization statistics.

SAFETY & QUALITY ASSURANCE

In this performance-based industry, a successful safety program is both a necessity and an invaluable asset. We maintain our Safety Management System to reduce the possibility of accidents, mechanical occurrences and environmental incidents. Our Health, Safety and Quality (HSQ) system, known as the "Top to Bottom Safety Program," establishes guidelines to ensure compliance with all applicable state and federal guidelines and provides training and safety education through new employee orientations, which include first aid and CPR training. In addition, prospective employees are required to submit to alcohol and drug testing and all employees are subject to random testing. Our HSQ system encompasses everything from simple rules, regulations and job safety analyses to our more sophisticated peer assisted leadership and critical task familiarization programs. Employees who do not adhere to our health, safety and environmental guidelines could face immediate termination. We believe that the HSQ system has been very effective in mitigating exposure and averting losses, while helping to attract and retain customers and employees.

Industry associations, government regulators and our peers have recognized our commitment to safety. In 2002, we earned compliance with the Department of Transportation's Operator Qualification Program and, in June 2002, we were awarded an International Safety Management (ISM) Certification by the American Bureau of Shipping. In 2001 and 2000, we received special recognition by the National Ocean Industries Association, the main trade organization for the offshore services industry, for our "highly innovative and meritorious" Top to Bottom Safety Program. We have also received commendations in 2001 from the United States Coast Guard (the "Coast Guard"), the Minerals Management Service (the "MMS") and the Marine Board of the National Research Council for our significant safety achievements and continuing dedication to the safety of life at sea. The Coast Guard has also honored us in 2000 with a Certificate of Appreciation in recognition of notable services that have assisted greatly in furthering the aims and functions of the Coast Guard and for outstanding and innovative efforts in promoting offshore safety.

CUSTOMERS & CONTRACTING

Our customers are primarily major oil and natural gas companies and independent oil and natural gas operators working in the Gulf of Mexico. During 2002 and 2001, we provided subsea construction services to 37 and 40 customers, respectively. No individual customer accounted for more than 10% of our revenues in the years ended December 31, 2002 and 2001. The level of construction services required by any particular customer depends on the size of that customer's capital expenditure budget devoted to development in any particular year. Consequently, customers that account for a significant portion of contract revenues in one fiscal year may represent an immaterial portion of contract revenues in a subsequent fiscal year. With the exception of our alliance agreement with Unocal Gulf Region USA (Unocal), our Shelf construction contracts are typically of short duration, ranging from several days to two months.

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

As we expand our operations into deepwater, the typical contract profile is likely to change so that lead time, duration and our backlog of awarded but unexecuted projects will increase. We also expect that a larger portion of our contracts will be with major oil and natural gas companies as the deepwater market continues to develop and as our fleet expands in 2003 and 2004.

ALLIANCE AGREEMENT

Since May 1999, we have operated under an alliance agreement with Unocal under which we provide at least 80% of the pipelay, burial and riser installation projects for Unocal's operations in the Gulf of Mexico in water depths of up to 200 feet. Unocal conducts exploration, development and production activities on the Shelf and deepwater areas of the Gulf of Mexico. Under the alliance agreement, Unocal also considers us for projects, on a non-exclusive basis, in water depths greater than 200 feet. The current alliance with Unocal expires in December 2003.

COMPETITION

The offshore marine construction industry is highly competitive. While we believe that availability, capability of equipment and personnel, the reputation and experience of management and the efficiency and safety record of the contractor are important factors in this industry, price is the primary factor that determines which qualified contractor is awarded the contract. Contracts for work on the Shelf are typically awarded on a competitive bid basis one to three months prior to commencement of operations. Customers usually request bids from all companies which they believe are technically qualified to perform the project. In order to ensure that we have an opportunity to bid for these projects, our marketing staff maintains contacts with offshore operators as well as with the independent engineering firms that manage their construction projects.

The lower degree of complexity and capital costs involved in Shelf marine construction activities has allowed many entrants into that subsegment of the market, most of whom are involved only in Shelf activities. There are relatively few barriers to entry and older installation equipment is typical of many companies. In addition, companies are differentiated by their capabilities to perform "offshore" versus only "inshore," or in state waters projects. For conventional offshore pipelay projects on the Shelf, we primarily compete with Broussard Brothers, Inc., Chet Morrison Contractors, Inc., Global Industries, Ltd. and Horizon Offshore, Inc., although Stolt Offshore S.A. and Saipem S.p.A. also maintain a presence in this market.

For deepwater pipelay projects, the barriers to entry are numerous; the projects are both engineering and capital intensive, with project durations measured in years rather than months. The vessels are capital intensive and the supporting technology is not widely distributed. In the deepwater, the major pipelay competitors are foreign companies that include Technip-Coflexip, Stolt Offshore S.A., Saipem S.p.A. (including Saibos), Allseas Group S.A., and Heerema Group. Some of the domestic deepwater contractors include Halliburton-Subsea, McDermott International, Inc., Global Industries, Ltd. and Cal Dive International, Inc. We believe we are able to differentiate ourselves from this competition by having an efficient fleet with a relatively low capital structure, which is a function of maintaining focus on our specialty of infield flowlines and tie-backs.

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

PATENTS

We have various pending patent applications for a deepwater pipeline laying system designed by Lyle G. Stockstill, Chairman of the Board and Chief Executive Officer. Although we believe this technology provides us with a competitive advantage in the deepwater market, we do not regard patent protection on such pipeline laying system as critical or essential to our business. However, if patent protection is not granted on this technology, such may impact our entry and operation in the deepwater market.

EMPLOYEES

As of December 31, 2002, we had a total of 362 employees. Approximately 314 were operating personnel and 48 were corporate, administrative and management personnel. None of our employees belong to a union or are employed pursuant to any collective bargaining agreement or any similar arrangement.

GOVERNMENT AND ENVIRONMENTAL REGULATION

General. Many aspects of our offshore marine construction industry are subject to extensive governmental regulation by the Coast Guard, the National Transportation Safety Board, the United States Customs Service (the "Customs Service"), and the Occupational Safety and Health Administration, as well as by private industry organizations such as the American Bureau of Shipping. The Coast Guard and the National Transportation Safety Board set safety standards and are authorized to investigate vessel accidents and recommend improved safety standards, and the Customs Service is authorized to inspect vessels at will. The Occupational Safety and Health Administration performs similar functions with respect to both offshore and onshore facilities.

We are required by certain governmental and quasi-governmental agencies to obtain various permits, licenses and certificates with respect to our operations. We believe that we have obtained or will be able to obtain, when required, all permits, licenses and certificates necessary to conduct our business.

Maritime. Some of our employees are covered by provisions of the Jones Act, the Death on the High Seas Act and general maritime law. Other non-maritime employees are covered by the U.S. Longshoremen and Harbor Workers Compensation Act. These laws typically operate to make liability limits established by state workers' compensation laws inapplicable to these employees and to permit these employees and their representatives to pursue actions against employers for job related injuries in federal courts. Since we are not protected by the limits imposed by state workers' compensation statutes, we may have greater exposure for any claim made by such employees.

Because we engage in certain activities that may constitute "coastwise trade" within the meaning of federal maritime regulations, we are also subject to regulation by the United States Department of Transportation Maritime Administration (MARAD), in addition to the Coast Guard and the Customs Service. Under these regulations, only vessels owned by United States citizens which are built and registered under the laws of the United States may engage in "coastwise trade." Furthermore, the foregoing citizenship requirements must be met in order for us to qualify for financing guaranteed by MARAD. To enjoy the benefits of United States registry, United States coastwise trade and MARAD-guaranteed financing, we must maintain United States citizenship as defined in the Shipping Act of 1916 and the regulations thereunder. Under these regulations, to maintain United States citizenship, our president or chief executive officer, the chairman of our board of directors and a majority of a quorum of our board of directors must be United States citizens. Further, at least 75% of the ownership and voting power of our capital stock must be held by United States citizens, as defined in the Shipping Act and the regulations thereunder.

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

The Oil Pollution Act of 1990 (the "Oil Pollution Act") and regulations promulgated thereunder impose a variety of regulations on "responsible parties" related to the prevention of oil spills and liability for damages resulting from such spills. A "responsible party" includes the owner or operator of an onshore facility, pipeline, or vessel, or the lessee or permittee of the area in which an offshore facility is located. The Oil Pollution Act assigns maximum potential liability to each responsible party for oil removal costs and a variety of public and private damages. Vessels subject to the Oil Pollution Act, other than tank vessels, are subject to liability limits of the greater of $2,000,000 or $1,200 per gross ton. A party cannot take advantage of liability limits if the spill was caused by gross negligence or willful misconduct or resulted from violation of a federal safety, construction or operating regulation. If the party fails to report a spill or to cooperate fully in the cleanup, the liability limits likewise do not apply. Few defenses exist to the liability imposed under the Oil Pollution Act. The Oil Pollution Act also imposes ongoing requirements on a responsible party including preparation of an oil spill contingency plan and proof of financial responsibility (to cover at least some costs in a potential spill) for vessels in excess of 300 gross tons. We believe that we currently have in place appropriate spill contingency plans and have established adequate proof of financial responsibility for our vessels.

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

Exploration and Production Industry. We depend on the demand for our services from the oil and natural gas industry. Therefore, changes to laws, regulations, taxes and policies relating to the oil and natural gas industry can also affect our business. For example, the exploration and development of oil and natural gas properties located on the Outer Continental Shelf of the United States is regulated primarily by the MMS. The MMS has broad authority over such operations. It must approve and grant permits in connection with drilling and development plans submitted by oil and natural gas companies. Additionally, the MMS has promulgated regulations requiring offshore production facilities to meet stringent engineering and construction specifications restricting the flaring or venting of natural gas, governing the plugging and abandonment of wells and controlling the removal of production facilities. Further, under some circumstances, the MMS has the authority to require the suspension or termination of any operations on federal leases, and has proposed regulations that would permit it to expel unsafe operators from offshore operations. The MMS also has established rules governing the calculation of royalties and the valuation of crude oil produced from federal offshore leases. The

MMS has issued regulations regarding costs for natural gas transportation, which are deductible for royalty valuation purposes when natural gas is sold off lease. Delays in the approval of plans and issuance of permits by the MMS because of staffing, economic, environmental or other reasons could adversely affect our operations by limiting demand for our services. We cannot predict how the MMS regulations may be amended in the future. However, any change in MMS regulations that adversely affects offshore oil and natural gas operations has the potential to limit demand for our services and adversely impact our future operations and earnings.

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

We maintain comprehensive insurance covering our assets and operations, including marine employers' liability insurance and workers' compensation, at levels we believe are consistent with industry standards. Our workers' compensation and marine employers' liability insurance includes U.S. Longshoremen and Harbor Workers Compensation Act and maritime and outer continental shelf endorsements. In addition to our primary liability insurance, we maintain excess and umbrella policies for up to a $30.0 million limit. We also maintain other coverage for water pollution, automobile, property, hull and commercial crimes. We believe that some risks are not insurable, or that insurance to cover such risks is available only at rates that we do not consider to be commercially reasonable. For example, we do not maintain insurance for the cost of replacing the constructive total loss of vessels. We cannot assure you that our insurance coverage will be adequate in all circumstances or against all hazards, nor can we assure you that we will be able to maintain adequate insurance coverage in the future at commercially reasonable rates or on acceptable terms.

RISK FACTORS

A SUBSTANTIAL OR EXTENDED DECLINE IN OIL OR NATURAL GAS PRICES COULD RESULT IN LOWER EXPENDITURES BY THE OIL AND NATURAL GAS INDUSTRY, THEREBY REDUCING OUR REVENUE.

Demand for our services is greatly influenced by oil and natural gas prices. Prices for oil and natural gas historically have been extremely volatile and have reacted to changes in the supply of and demand of oil and natural gas, domestic and worldwide economic conditions and political instability in oil producing countries. Because of the volatility of these prices, demand for our services may vary significantly. The capital expenditure programs of our customers, which include major oil and natural gas companies and independent oil and natural gas operators, have traditionally been influenced by the level of oil and natural gas prices and the availability of funds. We are unable to predict future oil and natural gas prices or the level of offshore construction activity related to the industry.

An extended decline in the number of successful new wells on the Shelf could result in lower capital expenditures by the oil and natural gas industry in this area, thereby reducing our revenues. While oil and natural gas prices strongly influence drilling activity, our customers need to successfully complete commercially viable oil and natural gas wells. We are unable to predict how successful a customer's drilling program will be.

The level of offshore drilling and exploration activity has varied substantially in recent years, resulting in significant fluctuations in demand for our services. Significant downturns in the oil and natural gas industry in the past have adversely impacted our financial performance resulting in operating losses. A significant or prolonged reduction in oil or natural gas prices in the future would likely depress offshore drilling and development activity. A substantial reduction in this activity would reduce demand for our services and have a material adverse effect on our financial condition and results of operations.

OUR PLANS TO EXPAND OUR SERVICES INTO THE DEEPWATER MAY NOT BE SUCCESSFUL.

An important part of our growth strategy is our ability to successfully expand our current services into the deepwater market. We are devoting significant resources to this strategy. Specifically, we recently expanded our deepwater capabilities by upgrading an existing vessel (the Midnight Eagle), purchasing a vessel to convert to a specially designed and equipped deepwater offshore construction vessel (the Midnight Express) and purchasing a vessel to convert to a deepwater pipelay and subsea construction vessel (the Midnight Wrangler). Additionally, we formed an employees team of deepwater specialists in our Houston, Texas office. We may not be successful in obtaining or executing contracts to provide deepwater services; furthermore, our plans to expand our services into the deepwater will be dependent on our ability to obtain the necessary capital to further implement our strategy.

WE MAY HAVE DIFFICULTY UPGRADING OUR EXISTING VESSELS AND ACQUIRING OR CONSTRUCTING NEW VESSELS ON ACCEPTABLE TERMS, WHICH COULD ADVERSELY AFFECT OUR STRATEGY TO GROW AND EXPAND OUR DEEPWATER SERVICES.

Upgrading our existing vessels and acquiring or constructing new vessels are key elements of our strategy to expand our deepwater services. We have acquired and plan to convert an existing vessel and have purchased another deepwater vessel. We may pursue the acquisition of existing vessels for modification or the acquisition of other companies with operations related to or complementary with our current operations and our deepwater expansion strategy. We may not be able to identify and acquire acceptable vessels or complementary companies on financial or other terms acceptable to us. Additionally, we may not be able to obtain financing for the acquisitions on acceptable terms. A significant or prolonged reduction in oil or natural gas prices in the future would depress offshore drilling and development activity and adversely affect our ability to obtain financing for acquisitions. The construction and refurbishment of marine equipment involves potential delays and increased costs due to unanticipated delays in equipment deliveries, scheduling of service providers, equipment condition problems and unforeseen difficulties with assembly or construction. Any inability on our part to purchase additional marine equipment or other complementary vessels on acceptable financial or other terms could have a material adverse effect on our strategy to grow and expand our deepwater services business.

THE CONTRACT FOR CONVERSION OF THE MIDNIGHT EXPRESS HAS NOT YET BECOME
EFFECTIVE.

Two conditions remain that Davie Maritime Inc. of Quebec, Canada (the "Shipyard") must fulfill before the conversion contract for the Midnight Express becomes effective. We are optimistic that these two conditions will be satisfied and, to this end, have agreed to extend the date by which these conditions must be met to April 2, 2003. If these conditions are not met, the conversion contract will become null and void and we may have to submit the project for re-bid. The delay resulting from re-bidding and re-awarding the contract could result in substantial delay in delivery of the vessel and thus cause a delay in the implementation of our deepwater strategy and the start of operations of the Midnight Express. Additionally, the cost of the contract may increase and we would incur costs to move the vessel to another shipyard. These delays and costs could have a material adverse effect on our results of operations. Furthermore, if we have to submit the project for re-bid, the project may not be awarded to a shipyard located in Canada. Although we believe that we will be able to complete the conversion in another Canadian shipyard, our inability to do so would result in the loss of the Export Development Canada (EDC) financing of the project. If we award the project to a shipyard that is not located in Canada, we will have to secure additional financing for this project. We may not be able to secure additional financing or may not be able to secure it on acceptable terms.

DELAYS OR COST OVERRUNS IN THE CONVERSION OF THE MIDNIGHT EXPRESS COULD ADVERSELY AFFECT OUR BUSINESS, AND EXPECTED CASH FLOWS FROM THE MIDNIGHT EXPRESS UPON COMPLETION MAY NOT BE AS IMMEDIATE OR AS HIGH AS EXPECTED.

The conversion of the Midnight Express is estimated to cost between $80.0 million and $90.0 million. The Midnight Express is currently scheduled to be placed into service in early 2004, following sea trials. This project is subject to the risks of delays or cost overruns inherent in vessel conversion projects. These risks include:

o    unforeseen quality or engineering problems;

o    work stoppages;

o    weather interference;

o    unanticipated cost increases;

o    delays in receipt of necessary equipment; and

o    inability to obtain the requisite permits or approvals.

Significant delays could have a material adverse effect on expected contract commitments for this vessel and our future revenues and cash flows. We will not receive any revenues or cash flows from the Midnight Express until it is placed in service and customers enter into binding arrangements with us, potentially several months or more after the vessel is completed. Furthermore, in the event of a delay in the conversion, customer demand for the Midnight Express may not be as high as we currently anticipate, and, as a result, our future cash flows and operating results may be adversely affected.

WE HAVE COVENANTS WITHIN OUR DEBT INSTRUMENTS THAT MAY LIMIT OUR OPERATING AND FINANCIAL OPPORTUNITIES.

Under the terms of our bank facility with Regions Bank, we must maintain a tangible net worth of at least $60.0 million, a minimum debt service coverage ratio of at least 1.20 to 1, a consolidated leverage ratio of no more than 2.00 to 1 and a consolidated current ratio of at least 1.30 to 1. Our potential financing facility for the conversion of the Midnight Express also contains various conditions to which we must adhere, including a minimum tangible net worth of at least $60.0 million, a minimum debt service coverage ratio of at least 1.20 to 1, a consolidated leverage ratio of no more than 2.00 to 1 and a consolidated current ratio of 1.30 to 1. In addition, we are not allowed to incur additional debt over $8.0 million without consent from Regions Bank. For a more detailed discussion of our covenants, see "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources." Furthermore, the terms of our bank facility and potential financing facility may limit our ability to obtain future financing, continue our expansion into the deepwater market and otherwise conduct necessary corporate activities.

Our ability to meet the financial ratios and covenants depicted above can be affected by events beyond our control and we may therefore not be able to satisfy these requirements. If we fail to do so and we are unable to obtain a waiver, our lenders will have various vested rights, including the ability to accelerate the debt so that is payable immediately and exercise their rights under the security provided to them by us. Any such acceleration would have a material adverse effect on our financial position.

THE EXPECTED CASH FLOWS FROM THE MIDNIGHT WRANGLER MAY NOT BE AS IMMEDIATE OR AS HIGH AS EXPECTED.

A significant delay in the introduction of this vessel into our active fleet could have a material adverse effect on expected contract commitments for this vessel and our future revenues and cash flows. We will not receive any revenues or cash flows from the Midnight Wrangler until it is placed in service and customers enter into binding arrangements with us, potentially several months or more after the vessel is delivered. Furthermore, customer demand for the Midnight Wrangler may not be as high as we currently anticipate, and, as a result, our future cash flows and operating results may be adversely affected.

WE HAVE INCURRED LOSSES IN RECENT PERIODS AND MAY INCUR ADDITIONAL LOSSES IN THE FUTURE.

We have, from time to time, incurred losses from operations, particularly during periods of low industry-wide demand for marine construction services. Although we were profitable in 2002 ($0.4 million net income), we incurred net losses of $0.7 million in 2001 and $1.6 million in 2000. We may not be profitable in the future. If we do achieve profitability in any period, we may not be able to sustain or increase such profitability on a quarterly or annual basis. We had negative cash flows from operations in 2002. Insufficient cash flows may adversely affect our ability to fund anticipated capital expenditures required to achieve profitability.

THE SEASONAL NATURE OF THE OFFSHORE CONSTRUCTION INDUSTRY MAY CAUSE OUR QUARTERLY RESULTS TO FLUCTUATE.

The offshore construction industry in the Gulf of Mexico is seasonal as a result of weather conditions and the timing of capital expenditures by our customers. Typically, the greatest demand for offshore construction services is during the period from May through September. Because of the seasonal nature of the business, our quarterly results may fluctuate. In addition, the results of any particular quarter are not necessarily indicative of annual results, future quarters or continuing trends.

OUR ORIGINAL ESTIMATES OF COSTS ASSOCIATED WITH OUR FIXED-PRICE CONTRACTS MAY BE INCORRECT AND RESULT IN LOSSES ON PROJECTS AND, THEREFORE, ADVERSELY EFFECT OUR OPERATING RESULTS.

Because of the nature of the offshore construction industry, the majority of our projects are performed on a fixed-price basis. Changes in offshore job conditions and variations in labor and equipment productivity may adversely affect the costs and gross profit realized on a fixed-price contract and may cause variations from the original estimates of those items. Since we expect that our deepwater contracts may extend over several quarters, variations from the original estimates of these items on our deepwater contracts may result in a reduction or elimination of previously reported profits in future reporting periods. In addition, we typically bear the risk of delays caused by adverse weather conditions, excluding hurricanes and named tropical storms. The risks inherent in the offshore construction industry may result in the profits we realize on projects differing from those originally estimated and may result in reduced profitability or losses on our projects.

WE DEPEND ON SEVERAL SIGNIFICANT CUSTOMERS, AND A LOSS OF ONE OR MORE SIGNIFICANT CUSTOMERS COULD ADVERSELY AFFECT OUR OPERATING RESULTS.

Our customers consist primarily of major oil and natural gas companies and independent oil and natural gas operators. In recent years, no single customer has accounted for 10% or more of our revenues. In 2002, our two largest customers accounted for 7.6% and 7.5%, respectively, of our revenues. The loss of any one of our largest customers or a sustained decrease in demand by our customers could result in a substantial loss of revenues and could have a material adverse effect on our operating performance.

THE LOSS OF ANY MEMBER OF OUR SENIOR MANAGEMENT COULD ADVERSELY AFFECT OUR RESULTS OF OPERATIONS.

Our success depends heavily on the continued services of our senior management. Our senior management consists of a small number of individuals relative to other comparable or larger companies. These individuals are Lyle G. Stockstill, our Chief Executive Officer; Lana J. Hingle Stockstill, our Chief Administrative Officer; Robert E. Fulton, our Chief Financial Officer; and Willie Bergeron, our Chief Operating Officer. If we lost or suffered an extended interruption in the services of one or more of our senior officers, our results of operations could be adversely affected. Moreover, we may not be able to attract and retain qualified personnel to succeed members of our senior management.

WE MAY BE UNABLE TO COMPETE SUCCESSFULLY WITH OTHER COMPANIES IN OUR INDUSTRY.

The industry in which we operate is highly competitive. Several of our competitors are substantially larger than we are and have greater financial and other resources. Price is the primary factor in determining which qualified contractor is awarded the contract, although customers also consider the availability and capabilities of equipment and the reputation and experience of the contractor. Competitors with greater financial resources may be willing to sustain losses on projects to prevent further market entry by competitors, to cover the fixed costs of their fleets or to avoid the expense of temporarily idling vessels. Marine construction vessels have few alternative uses and relatively high fixed costs, whether or not they are in operation. As we increase the portion of our operations conducted in deepwater, we will face additional competitors, many of whom have more vessels and greater experience in deepwater operations. As large international companies relocate vessels to the Gulf of Mexico, levels of competition may increase and our business involving deepwater projects in the Gulf of Mexico could be adversely affected.

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

REGULATORY AND ENVIRONMENTAL COMPLIANCE COSTS AND LIABILITIES COULD ADVERSELY AFFECT OUR BUSINESS.

Our operations are subject to and affected by various types of governmental regulation, including numerous federal, state and local environmental protection laws and regulations. Compliance with these laws and regulations may be difficult and expensive. In addition, significant fines and penalties may be imposed in the event of any noncompliance. Some environmental laws impose strict liability for remediation of spills and releases of oil and hazardous substances, rendering a party liable for environmental damages without regard to its negligence or fault. Sanctions for noncompliance with these laws and regulations may include revocation of permits, corrective action orders, administrative or civil penalties and criminal prosecutions. These laws and regulations may expose us to liability for the conduct of or conditions caused by others, including our subcontractors, or for our acts that were in compliance with all applicable laws at the time these acts were performed. The adoption of laws or regulations curtailing exploration and development drilling for oil and natural gas for economic, environmental or other policy reasons could adversely affect our operations by limiting demand for our services. In addition, new legislation or regulations or changes in existing regulations may adversely affect our future operations and earnings.

IF WE ARE UNABLE TO ATTRACT AND RETAIN SKILLED WORKERS OUR BUSINESS WILL BE ADVERSELY AFFECTED.

Our ability to remain productive and profitable depends substantially upon our ability to continue to retain and attract project managers, project engineers and skilled construction workers such as divers, welders, pipefitters, DP operators and equipment operators. Our ability to expand our operations is impacted by our ability to increase our labor force. The demand for skilled workers is currently high and the supply is limited. A significant increase in the wages paid or benefits offered by competing employers could result in a reduction in our skilled labor force, increases in our employee costs, or both. If either of these events occur, our capacity and profitability could be diminished and our growth potential could be impaired. Furthermore, as a result of the terrorist attacks on September 11, 2001, it has become increasingly difficult to obtain and retain visas for foreign employees. Any additional controls could increase our costs and may affect our ability to hire foreign employees.

A TERRORIST ATTACK OR THE CURRENT WAR IN IRAQ COULD HAVE A MATERIAL ADVERSE EFFECT ON OUR BUSINESS.

The September 11, 2001 terrorist attacks in the United States were unprecedented events that created many economic and political uncertainties. The long-term effects of those attacks on our business are unknown. The potential for future terrorist attacks, the national and international response to terrorist attacks, and other acts of war or hostility have created many additional economic and political uncertainties, which could adversely affect our business for the short or long-term in ways that cannot presently be predicted. Furthermore, the war with Iraq and the possibility for further political instability in the Middle East may delay our entry into international markets.

THE OWNERSHIP OF OUR COMMON STOCK BY OUR PRINCIPAL STOCKHOLDERS WILL LIMIT THE INFLUENCE OF PUBLIC STOCKHOLDERS.

Mr. and Mrs. Stockstill and their family trusts beneficially owned at December 31, 2002 approximately 59% of our outstanding shares of common stock. Accordingly, these stockholders have the ability to control the election of our directors and the outcome of all other matters submitted to a vote of our stockholders.

ARTHUR ANDERSEN LLP, OUR FORMER AUDITORS, AUDITED CERTAIN FINANCIAL INFORMATION INCLUDED IN THIS FORM 10-K. IN THE EVENT SUCH FINANCIAL INFORMATION IS LATER DETERMINED TO CONTAIN FALSE OR MISLEADING STATEMENTS, YOU MAY BE UNABLE TO RECOVER DAMAGES FROM ARTHUR ANDERSEN LLP.

Arthur Andersen LLP completed its audit of our financial statements for the year ended December 31, 2001, and issued its report with respect to such financial statements on January 25, 2002 (except with respect to Note 16, as to which the date was March 1, 2002). In June 2002, our Board of Directors, at the recommendation of our Audit Committee, approved the appointment of Ernst & Young LLP as our independent public accountants to audit our financial statements for fiscal year 2002. Ernst & Young replaced Arthur Andersen, which had served as our independent auditors since 1997. Arthur Andersen audited the financial statements that we include in the Form 10-K as of December 31, 2001 and for each of the years in the two-year period ended December 31, 2001, as set forth in their report herein.

In June 2002, Arthur Andersen was convicted of obstructing justice, which is a felony offense. The Securities and Exchange Commission (the "SEC") prohibits firms convicted of a felony from auditing public companies. Arthur Andersen is thus unable to consent to the incorporation of its opinions with respect to this Form 10-K. Under these circumstances, Rule 437a under the Securities Act permits us to file this Form 10-K, which is incorporated by reference into a registration statement we have on file with the SEC, without a written consent from Arthur Andersen. The Securities Act of 1933 (the "Securities Act"), provides that if part of a registration statement at the time it becomes effective contains an untrue statement of material fact, or omits a material fact required to be stated therein or necessary to make the statements therein not misleading, any person acquiring a security pursuant to such registration statement (unless it is proved that at the time of such acquisition such person knew of such untruth or omission) may assert a claim against, among others, an accountant who has consented to be named as having certified any part of the registration statement or as having prepared any report for use in connection with the registration statement. As a result, with respect to transactions in our securities pursuant to our registration statements that occur after this Form 10-K is filed with the SEC, Arthur Andersen will not have any liability under the Securities Act for any untrue statements of a material fact contained in the financial statements audited by Arthur Andersen or any omissions of a material fact required to be stated therein. Accordingly, you would be unable to assert a claim against Arthur Andersen under the Securities Act.

EXECUTIVE OFFICERS

The following table provides information regarding our executive officers as of March 25, 2003:

NAME                                       AGE    POSITION(s)
-----------------------------------------  ---    ----------------------------------------------------

Lyle G. Stockstill.......................   59    Chairman of the Board and Chief Executive Officer
Lana J. Hingle Stockstill................   59    Chief Administrative Officer, Secretary and Director
Robert E. Fulton.........................   52    Chief Financial Officer
Willie Bergeron..........................   53    Chief Operating Officer

Lyle G. Stockstill is one of our co-founders and has served as our Chairman of the Board and Chief Executive Officer since 1978. Mr. Stockstill has over 38 years of experience in all aspects of offshore pipelay and construction operations. Mr. Stockstill has previously held positions at Brown & Root, Inc. and Taylor Diving, Inc. and has worked both domestically and internationally. Mr. Stockstill is the husband of Lana J. Hingle Stockstill.

Lana J. Hingle Stockstill is one of our co-founders and has served as Senior Vice President - Administration, Secretary and as a director since 1978. In March 2003, her title was changed to Chief Administrative Officer. Mrs. Stockstill has 30 years of experience handling our administrative duties and the administrative duties of other oil service companies. Mrs. Stockstill holds a Bachelor of Arts degree from Louisiana State University. Mrs. Stockstill is the wife of Lyle G. Stockstill.

Robert E. Fulton has served as our Chief Financial Officer since August 2002. From April 2001 to July 2002, Mr. Fulton was employed by Global Industries, Ltd., an oilfield services and pipeline construction company, as Vice President and Treasurer. From January 1980 to March 2001, Mr. Fulton was employed by McDermott International, Inc., an international offshore contractor, in various finance positions, most recently serving as Assistant Treasurer. Mr. Fulton has 28 years of domestic and international finance experience and holds a Bachelor of Arts degree from the University of Notre Dame and a MBA Degree from the American Graduate School of International Management.

Willie Bergeron joined our company in September 1995 as a Project Manager. Mr. Bergeron was promoted to General Manager of Operations in December 1997 and then to General Manager - Shallow Water Division in March 1999. In September 2000, Mr. Bergeron was promoted to Operations Manager for both shallow and deepwater activities and in July 2001 was promoted to Vice President - Operations. In March 2003, his title was changed to Chief Operating Officer. From 1988 to 1995, Mr. Bergeron was employed in the areas of operations management and engineering by McDermott International, Inc. Prior to that, Mr. Bergeron co-owned a civil engineering firm that conducted offshore, commercial and residential engineering. Mr. Bergeron has 25 years of oilfield related experience and holds a degree in Engineering Technology from Nicholls State University.

ITEM 2. PROPERTIES

FLEET

For information regarding our vessels, please read "Item 1. Business - Our Fleet," which information is incorporated herein by reference.

FACILITIES

Our corporate headquarters are located in Gretna, Louisiana, near New Orleans. We also maintain a commercial office in Houston, Texas, a training facility in Harvey, Louisiana (we will not renew the training facility lease in April 2003 as our expansion in office space at our corporate office initiated in 2002 included space for training purposes), a logistics support base and fabrication yard in Dulac, Louisiana, a deepwater support facility in New Orleans, Louisiana and a rental property for client and provider entertainment purposes in Empire, Louisiana. The lease for the deepwater support facility is through a month-to-month agreement whereby we pay a flat monthly fee plus additional charges based on usage by our vessels. All of our facilities are leased. The following chart describes our facilities as of December 31, 2002:

                                                                 APPROXIMATE       TERMINATION
LOCATION                            FUNCTION                     SIZE              DATE OF LEASE
---------------------------------   ----------------------       ---------------   --------------

Gretna, Louisiana ...............   Corporate Office             13,400 sq. ft.    December 2005
Houston, Texas ..................   Commercial Office            4,200 sq. ft.     May 2003
Harvey, Louisiana ...............   Training Facility            4,500 sq. ft.     April 2003
Dulac, Louisiana ................   Logistics Support Base       21.9 acres        October 2003
                                    and Fabrication Yard
New Orleans, Louisiana ..........   Deepwater Support Facility   42,500 sq. ft.    Monthly
Empire, Louisiana ...............   Client and Provider
                                    Entertainment Facility       2,400 sq. ft.     December 2007

ITEM 3. LEGAL PROCEEDINGS

We are involved in legal proceedings arising in the ordinary course of business. Although we cannot give you any assurance with respect to the ultimate outcome of such legal actions, in our opinion, these matters will not have a material adverse effect on our financial position or results of operations.

We have been named as a defendant in a stockholder class action suit filed by purported stockholders regarding our initial public offering. This lawsuit, Karl
L. Kapps, et. al. v. Torch Offshore, Inc. et. al., No. 02-00582, which seeks unspecified monetary damages, was filed on March 1, 2002 in U.S. District Court for the Eastern District of Louisiana. The lawsuit was dismissed on December 19, 2002 for failure to state a claim upon which relief could be granted. The plaintiff has appealed to the U.S. Court of Appeals for the Fifth Circuit. We believe the allegations in this lawsuit are without merit and we intend to continue to vigorously defend this lawsuit. Even so, an adverse outcome in this class action litigation could have a material adverse effect on our financial condition or results of operations.

We have been named as a defendant in a lawsuit (Bluffview Capital, LP v. Torch Offshore, Inc., No. 2002-7662, filed in the 134th Judicial District Court, Dallas County, Texas on August 26, 2002) brought by a former service provider. The plaintiff was originally hired to assist us in obtaining financing, among other services. We terminated the relationship and are disputing the plaintiff's interpretation of certain provisions regarding the services to be provided and the calculation of fees allegedly earned. It is our position that we have complied with all of the provisions of the contract and we intend to continue to vigorously defend our position in this matter. Nevertheless, an adverse outcome in the litigation could have an adverse effect on our results of operations.

We terminated our charter of the Midnight Hunter on January 24, 2003, as, among other things, the vessel did not meet certain specifications as outlined in the charter agreement and this prevented us from performing some types of work. We filed a lawsuit (Torch Offshore, L.L.C. v. The M/V Midnight Hunter and Cable Shipping, Inc., et al., No. 03-0343, filed in the United States District Court, Eastern District of Louisiana on February 4, 2003) seeking an order, which was granted by the court, attaching and arresting the Midnight Hunter as security for our claims related to such termination. A $1.5 million standby letter of credit issued to secure our payments under the charter remains outstanding. The claims will be settled by arbitration in London, England. Management believes the amount of the claim is justified and we intend to vigorously pursue this matter. Nevertheless, an adverse outcome from the litigation/arbitration could have an adverse effect on our results of operations.

We filed a lawsuit (Torch Offshore, Inc. v. Newfield Exploration Company, No. 03-0735, filed in the United States District Court, Eastern District of Louisiana on March 13, 2003) against Newfield Exploration Company (Newfield) claiming damages of approximately $2.1 million related to work completed for Newfield in the Gulf of Mexico at Grand Isle Block 103-A. Our lawsuit alleges that we did not receive all compensation to which we were entitled pursuant to the contract. As of December 31, 2002, we had recorded an amount attributable to this claim based upon our contractual rights under our agreement with Newfield. We intend to vigorously pursue this matter, the ultimate resolution of which could materially impact currently recorded amounts in the future.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of our stockholders during the quarter ended December 31, 2002.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Our Common Stock, $0.01 par value, is traded on the NASDAQ National Market System under the symbol "TORC". At March 25, 2003, there were approximately 1,300 holders of record of our Common Stock.

The following table sets forth the high and low sales price per share of our Common Stock, as reported by the NASDAQ National Market, for each fiscal quarter since our initial public offering in June 2001:

                                                            HIGH         LOW
                                                         ---------    --------
   2003
   First Quarter (through March 25, 2003)                $    6.19    $   4.90

   2002
   Fourth Quarter .......................                $    5.79    $   4.31
   Third Quarter ........................                $    7.95    $   4.77
   Second Quarter .......................                $    9.54    $   7.14
   First Quarter ........................                $    9.25    $   5.45

   2001
   Fourth Quarter .......................                $    6.40    $   4.03
   Third Quarter ........................                $   10.25    $   4.67
   Second Quarter .......................                $   19.00    $   9.20


We do not intend to pay cash dividends on our Common Stock for the foreseeable future. We currently intend to retain earnings, if any, for the future operation and development of our business. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations."

ITEM 6. SELECTED FINANCIAL DATA

The following table presents selected financial and operating data of Torch Offshore, Inc. for the periods shown. You should read the following data in conjunction with the more detailed information appearing in "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" and our financial statements, including the notes thereto, appearing elsewhere in this Form 10-K.

(in thousands, except per share and operating data)                             YEARS ENDED DECEMBER 31,
STATEMENT OF OPERATIONS DATA                               2002           2001           2000           1999           1998
----------------------------------------------------   -----------    -----------    -----------    -----------    -----------
Revenues ...........................................   $    67,990    $    59,052    $    46,205    $    21,252    $    39,224
Cost of sales ......................................        53,341         43,190         34,011         21,190         25,198
                                                       -----------    -----------    -----------    -----------    -----------
Gross profit(1) ....................................        14,649         15,862         12,194             62         14,026
Depreciation and amortization ......................         7,540          6,376          4,941          3,469          2,187
General and administrative .........................         4,767          3,982          3,759          3,327          2,275
Other operating (income) expense ...................         1,966            950            954          1,741             (2)
                                                       -----------    -----------    -----------    -----------    -----------
Operating income (loss) ............................   $       376    $     4,554    $     2,540    $    (8,475)   $     9,566
                                                       ===========    ===========    ===========    ===========    ===========
Interest income (expense), net .....................           232         (1,174)        (3,813)        (1,413)          (491)
Extraordinary loss on early extinguishment of
  debt .............................................            --           (498)            --           (676)            --
Net income (loss) attributable to common
  stockholders .....................................   $       395    $      (741)   $    (1,578)   $   (10,568)   $     9,032
                                                       ===========    ===========    ===========    ===========    ===========
Earnings (loss) per share:
  Basic ............................................   $      0.03    $     (0.07)   $     (0.21)   $     (1.41)   $      1.20
                                                       ===========    ===========    ===========    ===========    ===========
  Diluted ..........................................   $      0.03    $     (0.07)   $     (0.21)   $     (1.41)   $      1.15
                                                       ===========    ===========    ===========    ===========    ===========
Common equivalent shares:
  Basic ............................................        12,692         10,845          7,505          7,505          7,505
                                                       ===========    ===========    ===========    ===========    ===========
  Diluted ..........................................        12,695         10,845          7,505          7,505          7,886
                                                       ===========    ===========    ===========    ===========    ===========
Cash dividends per common share ....................   $        --    $        --    $        --    $      0.04    $      0.53
                                                       ===========    ===========    ===========    ===========    ===========

OTHER FINANCIAL DATA
----------------------------------------------------
EBITDA Recap:
  Net income (loss) attributable to common
   stockholders ....................................   $       395    $      (741)   $    (1,578)   $   (10,568)   $     9,032
  Income tax expense ...............................           213          3,433             --              4             43
  Interest (income) expense, net ...................          (232)         1,174          3,813          1,413            491
  Depreciation and amortization ....................         7,540          6,376          4,941          3,469          2,187
  Extraordinary loss on early extinguishment of
   debt ............................................            --            498             --            676             --
  Preferred unit dividends and accretion ...........            --            190            305             --             --
  Vessel charges ...................................         1,052            950             --             --             --
                                                       -----------    -----------    -----------    -----------    -----------
EBITDA(2) ..........................................   $     8,968    $    11,880    $     7,481    $    (5,006)   $    11,753
                                                       ===========    ===========    ===========    ===========    ===========

Net cash provided by (used in):
  Operating activities .............................        (2,279)         2,419          1,746         (4,206)         9,997
  Investing activities .............................       (24,229)       (13,741)        (2,538)        (6,451)       (22,047)
  Financing activities .............................         2,342         34,929            463         11,557         11,467

BALANCE SHEET DATA (AT END OF PERIOD)
----------------------------------------------------
Working capital ....................................   $    12,018    $    30,641    $   (10,103)   $    (7,772)   $      (663)
Property, net ......................................        67,561         49,179         40,202         41,120         31,702
Total assets .......................................       101,904         92,755         57,988         54,069         47,586
Long-term debt, excluding current portion ..........            46             --         23,957         29,522         17,915
Mandatorily redeemable convertible preferred
  units(3) .........................................            --             --          4,678             --             --
Stockholders' equity ...............................        79,867         81,041          6,311          7,889         18,723

(in thousands, except per share and operating data)                             YEARS ENDED DECEMBER 31,
OPERATIONS DATA                                            2002           2001           2000           1999           1998
----------------------------------------------------   -----------    -----------    -----------    -----------    -----------
Available revenue days(4) ..........................         3,181          2,817          2,603          1,953          1,521
Revenue days worked(5) .............................         2,125          1,979          1,820            981          1,092
Total pipelay mileage ..............................           227            190            194            117            137
Average revenue per mile of pipe laid ..............   $   256,300    $   262,100    $   207,800    $   155,600    $   236,482
Average miles per pipelay job ......................           3.6            2.9            3.0            3.8            3.1
Total vessels in operation (at end of period)(6)....            10              9              8              6              6

AVERAGE PRICE(7)
----------------------------------------------------   -----------    -----------    -----------    -----------    -----------
Crude oil (per barrel) .............................   $     26.15    $     25.96    $     30.28    $     19.32    $     14.40
Natural gas (per thousand cubic feet) ..............   $      3.37           3.96           4.31           2.31           2.16

----------

(1) Gross profit is revenues less cost of sales.

(2) EBITDA represents earnings before net interest, income taxes, depreciation and amortization. The EBITDA presented above is also adjusted to exclude charges in 2002 of $0.9 million resulting from the write off of certain costs due to the termination of the Midnight Hunter charter agreement and $0.2 million resulting from the write off of certain financing costs related to the Midnight Express and $1.0 million in 2001 resulting from the write off of certain deferred costs related to the Midnight Warrior project. EBITDA is presented here to provide additional information about our operations. EBITDA is not a calculation based on generally accepted accounting principles and should not be considered as an alternative to net income, as an indicator of our operating performance or as an alternative to cash flow as a better measure of liquidity. In addition, our EBITDA calculation may not be comparable to similarly titled measures of other companies. We have disclosed EBITDA because we use this measure as an internal benchmark against certain performance objectives and to provide investors and creditors additional information in assessing our business in comparison to industry and other market competitive standards.

(3) Represents mandatorily redeemable convertible preferred membership units that were exchanged for common stock in 2001 as part of the contribution of membership interests in Torch Offshore, L.L.C. to Torch Offshore, Inc.

(4) Represents total calendar days for each vessel less any days a vessel was nonoperational.

(5) Number of days vessels are offshore performing services, in transit or waiting on inclement weather, while under contract.

(6) Includes the Midnight Hunter as of December 31, 2002; however, the charter of the Midnight Hunter was terminated in January 2003.

(7) Based on the monthly average closing current contract prices posted by the NYMEX.


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

OVERVIEW

We provide subsea construction services in connection with the in-field development of offshore oil and natural gas reservoirs. We are a leading service provider in our market niche of installing and maintaining small diameter flowlines and related infrastructure on the Shelf. Over the last few years, we have expanded our operations, fleet capabilities and management expertise to enable us to provide deeper water services analogous to the services we provide on the Shelf.

Since 1997, we have increased the size of our total fleet from three to eleven construction and service vessels. In 1998, we added two diving support vessels and one supply/diving support vessel. In 2000, we added one fully redundant dynamically positioned, or DP-2, pipelay/bury barge (the Midnight Eagle) and one DP-2 subsea construction vessel (the Midnight Arrow). In June 2001, we purchased a pipelay/bury barge, the Midnight Rider, which increased our capabilities on the Shelf and was placed into service in late 2001. In 2002, we completed the acquisition of a 520-foot vessel from

Smit International. This vessel will be converted to a DP-2 offshore construction vessel with our patent-pending pipelay system and renamed the Midnight Express. In December 2002, we committed to purchase a cable-lay vessel, renamed the Midnight Wrangler, for the purpose of deepwater pipelay and subsea construction. We took possession of this vessel in March 2003. This vessel will enter our active fleet during the second quarter of 2003 after various modifications to the vessel are made. We are actively seeking opportunities to expand our fleet either through construction or acquisition of vessels.

In addition, we purchased the Midnight Gator, a supply barge, in September 2002. We are currently converting this piece of equipment into a sand dredge and it will become available for use in the second quarter of 2003 for the purpose of jetting trenches for pipe burial in shallow waters.

In November 2002, we signed a contract to provide pipeline installation support in the Boston, Massachusetts Harbor. The contract commenced in the fourth quarter of 2002 and should last for a period of five to six months from the date of commencement. The contract calls for the Midnight Rider to work outside of Gulf of Mexico waters for the duration of the contract. The contract provides for the mobilization and demobilization of the vessel in addition to the pipelay and burial work to be completed by the Midnight Rider.

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

o    the offshore mobile and jack-up rig counts;

o forecasts of capital expenditures by major and independent oil and natural gas companies; and

o    recent lease sale activity levels.

Even when demand for subsea construction services is strong, several factors may affect our profitability, including the following:

o    competition;

o    equipment and labor productivity;

o    weather conditions;

o    contract estimating uncertainties;

o    global economic and political circumstances; and

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

In the life of an offshore field, capital is allocated to the development of a well following a commercial discovery. The time that elapses between a successfully drilled well and the development phase, in which we participate, varies depending on the water depth of the field. On the Shelf, demand for our services generally follows drilling activities by three to twelve months. We have noticed that demand for pipeline installation for deepwater projects exceeding 1,000 feet of water depth generally follows drilling activities by eighteen months to three years. These deepwater installations typically require much more engineering design work than do Shelf installations.

OUTLOOK

We experienced positive earnings in 2002 and expect a similar result in 2003, although we expect these earnings to be minimal. We believe the first half of 2003 will be a period of minimal activity with a possibility for an increase in activity during the second half of the year. Despite the relatively high commodity prices of both oil and natural gas, the 2002 exploration and production spending budgets of the oil and natural gas companies remained relatively flat and are expected to maintain that pattern in the near term due to the many uncertainties regarding the current state of the world's economies and current war in Iraq. We believe that our future financial and operating results will continue to be highly dependent on overall market conditions in the oil and natural gas industry.

We believe that the Shelf will benefit from recently passed royalty relief regulations, which provide certain benefits to companies performing deep drilling on the Shelf. We anticipate that this benefit may entice certain independent oil and natural gas operators to increase their drilling for natural gas on the Shelf. In addition, we anticipate that the Gulf of Mexico offshore construction industry will benefit from improved long-term industry fundamentals. We believe that a combination of factors, such as the expected increase in worldwide energy demand, decreased levels of natural gas storage, positive Shelf and deepwater forecasts for capital expenditures in 2004 and our strong market presence, positions us well for the future. The extensive transportation infrastructure present on the Shelf facilitates the development of incremental fields that can be tied into existing trunklines originally constructed to service fields that are now in the process of decline, which favors our Shelf market niche strategy. The additions to our active fleet of the Midnight Wrangler in 2003 and the Midnight Express in early 2004 also positions us to take on the challenges and opportunities of the deepwater market in the near future.

Natural gas consumption in the United States is expected to continue to increase over the next decade, as it did during 2002, leading to a further depletion of levels of natural gas storage. A large portion of this continued expansion is expected to come from the growth in electric power requirements and overall population growth. Environmental and economic considerations dictate that a large percentage of this increased electric power will come from newly constructed gas-fired power generation facilities. Oil consumption should also remain relatively stable in the near-term. Management believes that significant new capital must be continually invested in field exploration and development in order to maintain, much less grow, existing oil and natural gas energy production levels to meet these growing demands.

These increased demands for natural gas and the dominant role of independent oil and natural gas operators on the Shelf should allow the Gulf of Mexico to maintain and even increase its position as a major source of North American natural gas supplies for the intermediate term. According to the MMS, approximately 77% of the natural gas production in the first nine months of 2001 in the Gulf of Mexico came from shallow water fields. In addition, technological advances have enabled oil and natural gas companies to improve exploration success rates. Management believes that the higher demand, improved technologies, and higher natural gas prices will permit the exploration for and the development of additional marginal prospects, resulting in increased activity on the Shelf where we already have a strong market position.

While the economic fundamentals of the Shelf are positive, major oil and natural gas companies and large independent oil and natural gas operators are increasingly focusing their exploration and development efforts on frontier areas, particularly the deepwater regions of the Gulf of Mexico and the coasts of South America and West Africa. These regions offer greater oil and natural gas reserve and production growth potential relative to the existing Shelf regions. Focusing on the Gulf of Mexico, deepwater production has been much more prolific and oil prone than on the Shelf, as approximately 55% of the oil production from the Gulf of Mexico was from deepwater fields during the first nine months of 2001 according to the MMS (the MMS classifies deepwater as 1,000 feet deep and beyond). These worldwide deepwater basins are one of the few non-OPEC areas to have major reserve potential, with numerous individual discoveries expected to produce more than one billion barrels each. There have already been several deepwater fields identified for development and various other projects are under contemplation. The completion of these deepwater projects will require multi-billion dollar expenditures and will result in additional wells; subsea trees, templates and manifolds; subsea control lines; flowlines; risers; and fixed and floating platforms.

RESULTS OF OPERATIONS

COMPARISON OF THE YEAR ENDED DECEMBER 31, 2002 TO THE YEAR ENDED DECEMBER 31,
2001

Revenues. Revenues were $68.0 million for the year ended December 31, 2002 compared to $59.1 million for the year ended December 31, 2001, an increase of 15.1%. This increase resulted from an overall increase in the number of revenue days worked by the fleet, as the capacity of the fleet was expanded during 2002. The Midnight Rider was in the fleet for all of 2002, contributing 303 revenue days, versus availability during only a portion of 2001, when it contributed 25 revenue days. The Midnight Hunter was an active part of our fleet and added 107 revenue days during the second half of 2002. The overall fleet-wide improvement for the number of revenue days worked was 7.4%, as the fleet worked 2,125 days in 2002 as compared to 1,979 days in 2001. The average vessel utilization of the fleet decreased slightly during 2002 to 66.8% versus 70.3% in 2001. In addition, average pricing realization levels (revenues divided by revenue days) for our services in 2002 were approximately 7.2% higher than 2001 levels per revenue day worked.

Gross Profit. Gross profit (defined as revenues less cost of sales) was $14.6 million (21.5% of revenues) for the year ended December 31, 2002, compared to $15.9 million (26.9% of revenues) for the year ended December 31, 2001, a decrease of 7.6%. Cost of sales consists of job related costs such as vessel wages, insurance and repairs and maintenance. The decrease in the overall gross profit as a percentage of revenue was caused by an increase in job related insurance costs, higher offshore wages and benefits, increased fuel costs, and higher subcontract costs.

Depreciation and Amortization. Depreciation and amortization expense was $7.5 million for the year ended December 31, 2002, compared to $6.4 million for the year ended December 31, 2001, an increase of 18.3%. This increase primarily reflects a full year of depreciation on the Midnight Rider in 2002, versus only a partial year of depreciation in 2001. In addition, depreciation on the equipment added to the Midnight Hunter commenced in the third quarter of 2002, the depreciation on the Midnight Eagle increased due to the addition of equipment during 2002, and there was an increase in depreciation related to computer equipment.

General and Administrative Expenses. General and administrative expenses were $4.8 million (7.0% of revenues) for the year ended December 31, 2002 compared to $4.0 million (6.7% of revenues) for the year ended December 31, 2001, an increase of 19.7%. The increase in 2002 as compared to 2001 was a result of higher consulting fees, investor relation costs and franchise taxes related to being a public entity for the entire year along with higher insurance premiums and wages.

Other Operating Expense. Other operating expense was $2.0 million for the year ended December 31, 2002, compared to $1.0 million of other operating expense for the year ended December 31, 2001. The other operating expense in 2002 relates primarily to charges resulting from the write off of certain costs due to the termination of the Midnight Hunter charter agreement and the write off of certain financing costs related to the Midnight Express. In addition, the other operating expense includes a $0.9 million charge relating to an increase in our allowance for doubtful accounts. The other operating expense in 2001 relates to the charge resulting from the write off of certain costs related to the Midnight Warrior project.

Interest Expense, Net. Net interest income was $0.2 million for the year ended December 31, 2002, compared to net interest expense of $1.2 million for the year ended December 31, 2001. We capitalized all of our 2002 interest costs totaling $0.1 million, in relation to the construction of the Midnight Express. The interest expense in

2001 was incurred before we retired all outstanding debt in June 2001 with the proceeds of our initial public offering. In addition, the interest income on the remaining proceeds of our initial public offering totaled $0.5 million.

Income Taxes. For the year ended December 31, 2002, we recorded a $0.2 million income tax provision at a 35% effective tax rate. In connection with our initial public offering, we became subject to corporate level taxation. As such, we recorded a one-time $2.6 million tax charge based upon the cumulative book and tax basis differences at that time. Additionally, we recorded a $0.8 million income tax provision, at a 35% effective rate, on pretax earnings subsequent to our initial public offering. If we had been subject to payment of income taxes for the entire period, we would have recorded an additional charge of $0.3 million for the year ended December 31, 2001.

Extraordinary Loss. In June 2001, we completed our initial public offering resulting in the retirement of all outstanding debt balances. In connection with this extinguishment of debt, we recognized a $0.5 million (net of taxes of $0.3 million) charge on the early extinguishment of debt (see Note 7 to the financial statements).

Net Income (Loss) Attributable to Common Stockholders. Net income to common stockholders for the year ended December 31, 2002 was $0.4 million, compared with a net loss of $0.7 million in 2001, including a $0.2 million charge for preferred dividends in 2001.

COMPARISON OF THE YEAR ENDED DECEMBER 31, 2001 TO THE YEAR ENDED DECEMBER 31,
2000

Revenues. Revenues were $59.1 million for the year ended December 31, 2001, compared to $46.2 million for the year ended December 31, 2000, an increase of 27.8%. This increase resulted from the generally stronger Shelf natural gas market for the first half of 2001 and an increase in the number of revenue days worked. The overall fleet-wide improvement for the number of revenue days worked was 8.7% as the fleet worked 1,979 days in 2001 as compared to 1,820 days in 2000. The average vessel utilization of the fleet remained steady at 70.3% versus 70.4% in 2000. In addition, average pricing levels (revenues divided by revenue days) for our services in 2001 were 17.5% higher than 2000 levels.

Gross Profit. Gross profit was $15.9 million (26.9% of revenues) for the year ended December 31, 2001, compared to $12.2 million (26.4% of revenues) for the year ended December 31, 2000, an increase of 30.1%. This increase resulted directly from the increase in revenues, with the gross profit as a percentage of revenues remaining steady. Cost of sales consists of job related costs such as vessel wages, insurance and repairs and maintenance.

Depreciation and Amortization. Depreciation and amortization expense was $6.4 million for the year ended December 31, 2001, compared to $4.9 million for the year ended December 31, 2000, an increase of 29.0%. This increase primarily reflects a partial year of depreciation in 2001 on the Midnight Rider and a full year of amortization on the drydocking of the Midnight Carrier, which occurred in late 2000.

General and Administrative Expenses. General and administrative expenses were $4.0 million (6.7% of revenues) for the year ended December 31, 2001, compared to $3.8 million (8.1% of revenues) for the year ended December 31, 2000, an increase of 5.9%. The increase was caused by the introduction of new costs as we went through our initial public offering and continued the expansion of our sales efforts and promotions.

Other Operating Expense. Other operating expense was $1.0 million for the year ended December 31, 2001, which equaled the $1.0 million of other operating expense for the year ended December 31, 2000. The other operating expense in 2001 relates to the charge relating to the write off of certain costs related to the Midnight Warrior that could not be carried over to the conversion of the Midnight Express. Other operating expense for the year ended December 31, 2000 primarily related to severance costs associated with a former employee and the provision for doubtful trade receivables.

Interest Expense, Net. Net interest expense was $1.2 million for the year ended December 31, 2001, compared to $3.8 million for the year ended December 31, 2000, an decrease of 69.2%. This decrease was achieved because we retired all outstanding debt in June 2001 with the proceeds of our initial public offering. In addition, the remaining proceeds of our initial public offering led to $0.5 million in interest income.

Income Taxes. In connection with our initial public offering, we became subject to corporate level taxation. As such, we recorded a one-time $2.6 million tax charge based upon the cumulative book and tax basis differences at that time. Additionally, we recorded a $0.8 million income tax provision, at a 35% effective rate, on pretax earnings subsequent to our initial public offering. If we had been subject to payment of income taxes for the entire periods, we would have recorded an additional charge of $0.3 million for the year ended December 31, 2001, and a credit of $0.6 million for the year ended December 31, 2000.

Extraordinary Loss. In June 2001, we completed our initial public offering resulting in the retirement of all outstanding debt balances. In connection with this extinguishment of debt, we recognized a $0.5 million (net of taxes of $0.3 million) charge on the early extinguishment of debt (see Note 7 to the financial statements).

Net Loss Attributable to Common Stockholders. Net loss to common stockholders for the year ended December 31, 2001, was $0.7 million, compared with a net loss of $1.6 million in 2000, including a $0.2 million and $0.3 million charge for preferred dividends in 2001 and 2000, respectively.

LIQUIDITY AND CAPITAL RESOURCES

In June 2001, we completed an initial public offering of 5.0 million shares of our common stock for gross proceeds of $80.0 million; net proceeds were $72.6 million after underwriting commission and discounts and expenses (the "Public Offering"). We subsequently retired all debt, purchased the Midnight Rider, and initiated the detailed engineering for the construction of the Midnight Warrior (discussed below). We also used the proceeds from the Public Offering to purchase the Midnight Express and commence the conversion of the vessel during 2002. Concurrent with the Public Offering, the predecessor company's $5.3 million of preferred membership units were exchanged for 828,333 shares of our common stock.

In the year ended December 31, 2002, our operations used cash of $2.3 million as compared to $2.4 million of cash generated during 2001. The proceeds from the Public Offering and cash flow from operations funded the $24.2 million and $13.7 million used in investing activities related to the purchase of equipment in 2002 and 2001, respectively. Cash flow provided by financing activities was $2.3 million during 2002 as compared to $34.9 million in 2001. The 2002 cash flows from financing consisted primarily of $4.3 million of net proceeds against our receivable line of credit offset by $2.0 million of treasury stock purchases. The Public Offering in 2001 greatly affected the cash flow from financing activities in 2001 as described above and it also allowed us to retire all outstanding debt and repurchase $2.2 million of treasury stock. Working capital decreased from $30.6 million as of December 31, 2001 to $12.0 million as of December 31, 2002 due primarily to the $17.8 million we expended during 2002 related to the conversion of the Midnight Express, an increase in accounts payable-trade and the $4.3 million drawn against our receivable line of credit facility.

Historically, our capital requirements have been primarily for the acquisition and improvement of our vessels and other related equipment. We expect that as we enter into the deepwater market our capital requirements will continue to be primarily for the acquisition and improvement of our vessels. Capital expenditures totaled $24.2 million for 2002, $13.7 million for 2001 and $2.5 million for 2000. The capital expenditures in 2002 primarily relate to the deepwater expansion of our fleet funded with cash on hand. In prior years, the capital expenditures represented the expansion of our fleet and were funded with cash flow from operations, additional indebtedness and, most recently, proceeds from the Public Offering. We expect to fund our cash requirements for any future capital investments from cash on hand, cash flow from operations and by utilizing our bank and debt facilities. We currently estimate capital expenditures for 2003 to be approximately $71.9 million, primarily representing the construction of, and the equipment and support facilities associated with, the conversion of the Midnight Express. Included in this estimate are approximately $2.9 million of improvements on the Midnight Wrangler and approximately $0.3 million for routine capital and drydock inspections of our vessels to be incurred over this period. Not included in this figure is the purchase price of the Midnight Wrangler of $10.8 million, which will be financed by the seller as discussed below.

In July 2002, we entered into a $35.0 million bank facility (the "Bank Facility") with Regions Bank consisting of a $25.0 million asset-based five-year revolving credit facility and a $10.0 million accounts receivable-based working capital facility. The interest on the Bank Facility is the London Interbank Offered Rate (LIBOR) plus a range of 1.75% to 2.25%, depending upon the level of the consolidated leverage ratio (as defined) measured on a quarterly basis. Borrowings under the Bank Facility are secured by first preferred ship mortgage liens on a portion of our fleet and a pledge of our accounts receivable. Amounts outstanding under the accounts receivable-based working capital facility may not exceed 85% of eligible trade accounts receivable. Under the terms of the Bank Facility, we must maintain tangible net worth of at least $60.0 million, a minimum debt service coverage ratio of at least 1.20 to 1, a consolidated leverage ratio of no more than 2.00 to 1 and a consolidated current ratio of at least 1.30 to 1. We had borrowed $4.3 million under the $10.0 million accounts receivable-based working capital facility as of December 31, 2002. In addition, we issued a $1.5 million standby letter of credit as security for the charter payments due under the charter agreement for the Midnight Hunter against the $10.0 million accounts receivable-based working capital facility and a $2.7 million standby letter of credit as security for payments related to a crane to be constructed as part of the Midnight Express conversion against the $25.0 million asset-based five-year revolving credit facility.

In March 2003, we received commitment letters for a 15-month credit line to finance the conversion of the Midnight Express (the "Finance Facility"), however, the financing has not yet been finalized as it is contingent upon the Shipyard contract becoming effective. The credit line will convert into a three-year term loan facility upon completion of the conversion of the Midnight Express. The Finance Facility commitment is equally provided by Regions Bank and EDC ($30.0 million participation by each). As part of the terms and conditions of the Finance Facility, Regions Bank will restructure the $25.0 million asset-based five-year revolving credit facility discussed above and make this part of the Finance Facility. We will continue to have available the $10.0 million accounts receivable-based working capital facility discussed above from Regions Bank. In addition, the $2.7 million standby letter of credit as security for payments related to a crane to be constructed as part of the Midnight Express conversion will be transferred to the Finance Facility.

The interest rate for the construction financing will be based upon our consolidated leverage ratio ranges from a LIBOR spread of 3.00% to 3.50% based upon these levels. We will provide collateral in the form of the Midnight Express as well as a first preferred ship mortgage on the Midnight Fox, Midnight Star, Midnight Dancer, Midnight Carrier, Midnight Brave and Midnight Rider. We will have to adhere to various conditions including maintaining tangible net worth of at least $60.0 million, a minimum debt service coverage ratio of at least 1.20 to 1, a consolidated leverage ratio of no more than 2.00 to 1 and a consolidated current ratio of 1.30 to 1. We will not be allowed to incur additional debt over $8.0 million without consent from Regions Bank. The actual funding of the Finance Facility is to commence following effectiveness of the Shipyard contract and once we have spent $30.0 million related to the conversion of the Midnight Express. We had spent $19.5 million related to the conversion as of December 31, 2002. We expect to have spent the $30.0 million required for the funding of the Finance Facility by the end of the second quarter of 2003.

The term loan facility of the Finance Facility is a three-year debt structure with a 10-year amortization payment schedule with semi-annual payments. The pricing for this facility is 3.25% over LIBOR. Regions Bank and EDC would require us to maintain the same collateral and covenants as included in the construction financing depicted above.

Two conditions remain that the Shipyard must fulfill prior to the conversion contract becoming effective. We have agreed to extend the date by which these conditions must be met to April 2, 2003. If these conditions are not met, the conversion contract will become null and void and we may have to submit the project for re-bid. The delay resulting from re-bidding and re-awarding the contract could result in substantial delay in delivery of the vessel and thus would cause a delay in the implementation of our deepwater strategy and the start of operations of the Midnight Express. Additionally, the cost of the contract may increase and we would incur costs to move the vessel to another shipyard. It is anticipated that the conversion will be performed by another Canadian shipyard; however, our inability to complete the conversion in a Canadian shipyard would result in the loss of the EDC portion of the financing of the conversion. If we award the project to a shipyard that is not located in Canada, we will have to secure additional financing for this project.

In March 2003, we finalized a $9.25 million, seven-year term loan with GE Commercial Equipment Financing (GE). The loan is structured so that we receive $8.0 million immediately and GE retains $1.25 million as a security deposit. The interest rate on the term loan is the 30-day commercial paper rate plus 2.03% and includes prepayment penalties of 2% for the first twelve months, 1% for the second twelve months and 0% thereafter. The term loan is structured to have monthly payments over seven years. The collateral for the loan is the Midnight Eagle. We intend to utilize the proceeds from the loan to fund the improvements to the Midnight Wrangler and a portion of the Midnight Express conversion costs.

In December 2002, we entered into a purchase agreement with Global Marine Shipping Limited (Global Marine) for the purchase of the Wave Alert, to be renamed the Midnight Wrangler, at a cost of approximately $10.8 million (included in the Unconditional Purchase Obligations in the table below). We took possession of the vessel in March 2003. The purchase of the vessel was financed by Global Marine over a five-year period with monthly payments, including 7% per annum interest, of approximately $0.2 million plus a $1.0 million payment at the purchase in March 2003 and another $1.0 million payment at the end of the five-year period. There is no debt recorded on our books as of December 31, 2002, as the purchase was contingent upon delivery of the vessel in March 2003.

The following table presents our long-term contractual obligations and the related amounts due, in total and by period, as of December 31, 2002 (in thousands):

                                                                  Payments Due by Period
                                           ------------------------------------------------------------------------
                                                           Less Than                                      After 5
                                              Total          1 Year       1-3 Years      4-5 Years         Years
                                           ------------   ------------   ------------   ------------   ------------
Long-Term Debt .........................   $         60   $         14   $         22   $         24            $--
Capital Lease Obligations ..............             --             --             --             --             --
Operating Leases .......................          9,007          3,879          5,022            106             --
Unconditional Purchase Obligations .....         14,640         14,640             --             --             --
Other Long-Term Obligations ............         29,892         29,892             --             --             --
                                           ------------   ------------   ------------   ------------   ------------
Total Contractual Cash Obligations .....   $     53,599   $     48,425   $      5,044   $        130            $--
                                           ============   ============   ============   ============   ============

Included in long-term debt is debt assumed by us as part of the purchase of a leisure fishing vessel from an investment holding company wholly-owned by Mr. Stockstill to be used for client and provider entertainment purposes. The total cost of the vessel was approximately $0.1 million, of which $41,000 was paid during 2002. The debt assumed will be paid in monthly installments over a five-year period.

During 2002, we made payments of approximately $3.8 million for the operating lease obligation relating to our deepwater technology vessel, the Midnight Arrow, under a five-year charter agreement. We paid approximately $17.8 million during 2002 in relation to the purchase price and conversion of the Midnight Express bringing our total as of December 31, 2002 to $19.5 million. In addition, we made cash payments of approximately $1.2 million during 2002 related to the three-year charter agreement for the Midnight Hunter, which was terminated in January 2003.

Included in the operating leases are the monthly payments for certain facilities used in the normal course of operations. However, the majority of the operating leases obligation relates to our five-year charter agreement of the Midnight Arrow. Included in the unconditional purchase obligations and other long-term obligations is the purchase of the Midnight Wrangler as discussed above ($10.8 million) and the contracts with equipment suppliers related to the conversion of the Midnight Express ($32.2 million) as well as equipment purchases for the Midnight Wrangler ($1.5 million).

In August 2001, the Board of Directors approved the repurchase of up to $5.0 million of our outstanding common stock. Purchases will be made on a discretionary basis in the open market or otherwise over a period of time as determined by management subject to market conditions, applicable legal requirements and other factors. During 2002, 300,168 shares were repurchased at a total cost of approximately $2.0 million. There has been no repurchase of our common stock since August 2002 and under current conditions and to support our vessel expansion strategy we don't expect to repurchase shares in the near future. As of March 25, 2003, 709,868 shares had been repurchased at a total cost of $4.2 million.

Consistent with the focus towards investing in newer technology, including deepwater capable assets such as the Midnight Express and the Midnight Wrangler, four of the last five vessels added to our operations have been DP-2 deepwater capable (Midnight Eagle, Midnight Arrow, Midnight Express and Midnight Wrangler). Through December 31, 2002, we have expended approximately $48.9 million (in combined capital expenditures and operating lease payments) for these vessels, with an additional estimated $90.8 million to be incurred in associated construction costs, operating lease payments, purchase payments and drydock expenses through 2005 (see Note 12 to the financial statements).

We believe that our existing cash and short-term investments and cash flow from operations will be sufficient to meet our existing liquidity needs for the operations of the business. We also believe that our existing cash and short-term investments and the options offered by the Bank Facility, Finance Facility and GE term loan, in addition to our cash flow from operations, will be sufficient to complete our identified growth plans. If our plans or assumptions change or prove to be inaccurate or if we make any additional acquisitions of existing vessels or other businesses, we may need to raise additional capital. We may not be able to raise these additional funds, or we may not be able to raise such funds on favorable terms.

NEW ACCOUNTING PRONOUNCEMENTS

In July 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 143, "Accounting for Asset Retirement Obligations," effective for fiscal years beginning after June 15, 2002. This statement will require us to record the fair value of liabilities related to future asset retirement obligations in the period the obligation is incurred. We adopted SFAS No. 143 on January 1, 2003. Due to the nature of our operations, the adoption of this statement did not impact our financial position or results of operations.

In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," which supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." The provisions of this statement revise current guidelines with respect to the process of measuring impairment of long-lived assets. We adopted this statement effective January 1, 2002; such adoption did not have a material impact on our financial position or results of operations.

In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections," which revises current guidance with respect to gains and losses on early extinguishment of debt. Under SFAS No. 145, gains and losses on early extinguishment of debt are treated as extraordinary items unless they meet the criteria for extraordinary treatment in Accounting Principles Board (APB) Opinion No. 30. We adopted SFAS No. 145 effective January 1, 2003, and as a result, will be required to reclassify the extraordinary losses on early extinguishment of debt from prior periods in future filings as these amounts will no longer qualify for extraordinary treatment under SFAS No. 145.

In July 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities," which supersedes Emerging Issues Task Force
(EITF) Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." SFAS No. 146 requires the recognition of liabilities for costs associated with an exit or disposal activity when those liabilities are incurred rather than at the date of an entity's commitment to an exit or disposal activity. This statement is effective for exit and disposal activities that are initiated after December 31, 2002. We do not expect that SFAS No. 146 will have a material impact on our position or results of operations.

In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure - an Amendment of SFAS No. 123," which provides alternative methods of transition for a voluntary change to the fair value-based method of accounting for stock-based employee compensation, and the new standard, which is now effective, amends certain disclosure requirements. We continue to apply APB No. 25, "Accounting for Stock Issued to Employees," and related interpretations in accounting for our stock-based compensation; therefore, the alternative methods of transition do not apply. We have adopted the disclosure requirements of SFAS No. 148 (see Note 2 to the financial statements.)

In June 2001, the American Institute of Certified Public Accountants (AICPA) issued an exposure draft of a proposed Statement of Position (SOP), "Accounting for Certain Costs and Activities Related to Property, Plant, and Equipment." This proposed SOP would change, among other things, the method by which companies would account for normal, recurring or periodic repairs and maintenance costs related to "in service" fixed assets. It would require that these types of expenses be recognized when incurred rather than recognizing expense for these costs while the asset is productive. The proposed SOP is still under consideration, and uncertainties currently exist with respect to the ultimate timing of its release and its final scope. We are assessing the impact of the change should this SOP, or any portion of this SOP, be adopted and will continue to monitor the progress of this proposed standard. If the portion of this SOP relating to planned major maintenance activities is adopted, we would be required to expense regulatory maintenance cost on our vessels as incurred (currently capitalized and recognized as "drydocking cost amortization"), and capitalized costs at the date of adoption would be charged to operations as a cumulative effect of change in accounting principle.

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

Revenue Recognition - We account for our contracts in progress using the percentage-of-completion method, as our contracts contain multiple phases of work. We believe that we have demonstrated the ability to produce reasonably dependable estimates of the costs under such contracts, and that our business has not been subject to the types of inherent risks that would raise questions about the ability of either us or the customer to perform their obligations under the contract or would make otherwise reasonably dependable contract estimates doubtful.

Under this method, recognition of earnings on contracts in progress is calculated based on the ratio of costs incurred as of the reporting date to total expected costs to be incurred on each contract. Contract costs include all direct material and labor costs and those indirect costs related to contract performance, such as indirect labor, supplies, insurance and benefits. General and administrative costs are charged to expense as incurred. Provisions for estimated losses on uncompleted contracts are made in the period during which such losses are first forecast.

Property and Equipment - Property and equipment are stated at cost less applicable depreciation. Depreciation is calculated principally using the straight-line method over the estimated useful lives of the various classes of depreciable assets. Expenditures for maintenance and repairs are expensed as incurred. Major expenditures for renewals and improvements that extend the useful lives of existing assets, interest incurred during vessel construction, and, when material, vessel construction related overhead and interest are capitalized.

We assess the realizability of our long-term assets for impairment when events or certain changes indicate the possibility that the carrying value of any such asset may not be recoverable. We record impairment losses on long-term assets used in operations when the carrying value of those assets is less than the undiscounted cash flows estimated to be generated by those assets. The net carrying value of assets that are considered to not be fully recoverable are reduced to fair value. Our estimate of fair value represents our best estimate based on industry trends and reference to market transactions and is subject to variability. There have been no impairments in the accompanying financial statements pursuant to SFAS No. 144 for the year ended December 31, 2002 and SFAS No. 121 for previous years.

Deferred Drydocking Charges - We are obligated by regulation to periodically incur refurbishment costs (known as "drydocking" costs) related to the maintenance and operations of our marine vessels. We capitalize periodic scheduled drydocking charges when incurred and amortize such costs on a straight-line basis over a term that approximates the amount of time until the next required drydocking refurbishment, generally two to three years. As of December 31, 2002, we had approximately $2.6 million of deferred drydocking charges, which will be amortized over future periods leading up to the next required refurbishment. The estimated amortization periods used to recognize such costs involve the use of management's judgment in deriving such estimates.

Income Taxes - Before our Public Offering in June 2001, we had elected to be taxed as a flow-through entity under the Internal Revenue Code. Income taxes related to our operations were recognized directly at the individual taxpayer level. We recognized no federal or state income taxes for the period from 1997 to the Public Offering.

In connection with the Public Offering, we adopted SFAS No. 109, "Accounting for Income Taxes." This statement requires the use of the liability method of computing deferred income taxes. Under this method, deferred income taxes are provided for the temporary differences between the financial reporting basis and the tax basis of our assets and liabilities. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The assessment of the realization of deferred tax assets, particularly those related to tax operating loss carryforwards, involves the use of management's judgment to determine whether it is more likely than not that we will realize such tax benefits in the future.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Interest Rate Risk. We are subject to market risk exposure related to changes in interest rates on our Bank Facility (when drawn upon) and term loan with GE, and potentially our Financing Facility. Interest on borrowings under the Bank Facility accrue at a variable rate, using LIBOR plus a range of 1.75% to 2.25%, depending upon the level of our consolidated leverage ratio (as defined) measured on a quarterly basis. Our term loan with GE includes an interest rate consisting of the 30-day commercial paper rate plus 2.03%. Under the potential Financing Facility, the interest rate during the construction financing phase will be based upon our consolidated leverage ratio and ranges from a LIBOR spread of 3.00% to 3.50% based upon these levels. The term facility of the Financing Facility is priced at 3.25% over LIBOR.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                              TORCH OFFSHORE, INC.
                          INDEX TO FINANCIAL STATEMENTS



                                                                                                                          PAGE
                                                                                                                          ----

Reports of Independent Auditors ...................................................................................         35

Consolidated Balance Sheets as of December 31, 2002 and 2001 ......................................................         37

Consolidated Statements of Operations for the Years Ended December 31, 2002, 2001 and 2000 ........................         38

Consolidated Statements of Changes in Stockholders' Equity for the Years Ended December 31, 2002,
2001 and 2000 .....................................................................................................         39

Consolidated Statements of Cash Flows for the Years Ended December 31, 2002, 2001 and 2000 ........................         40

Notes to Consolidated Financial Statements ........................................................................         41

                         REPORT OF INDEPENDENT AUDITORS



The Board of Directors
Torch Offshore, Inc.

We have audited the accompanying consolidated balance sheet of Torch Offshore, Inc. as of December 31, 2002, and the related consolidated statements of operations, changes in stockholders' equity, and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. The consolidated financial statements of Torch Offshore, Inc. as of December 31, 2001 and for the years ended December 31, 2001 and 2000 were audited by other auditors who have ceased operations and whose report dated January 25, 2002 (except with respect to Note 16, as to which the date was March 1, 2002), expressed an unqualified opinion on those statements.

We conducted our audit in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the 2002 financial statements referred to above present fairly, in all material respects, the consolidated financial position of Torch Offshore, Inc. as of December 31, 2002, and the consolidated results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States.

                                                ERNST & YOUNG LLP

New Orleans, Louisiana,
March 11, 2003

THIS IS A COPY OF THE AUDIT REPORT PREVIOUSLY ISSUED BY ARTHUR ANDERSEN LLP IN CONNECTION WITH TORCH OFFSHORE, INC.'S FILING ON FORM 10-K FOR THE FISCAL YEAR ENDED DECEMBER 31, 2001. THIS AUDIT REPORT HAS NOT BEEN REISSUED BY ARTHUR ANDERSEN LLP IN CONNECTION WITH THIS FILING ON FORM 10-K FOR THE FISCAL YEAR ENDED DECEMBER 31, 2002.


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




                                                  ARTHUR ANDERSEN LLP

New Orleans, Louisiana,
January 25, 2002 (except with
respect to Note 16, as to which
the date is March 1, 2002)

                              TORCH OFFSHORE, INC.
                           CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                                                                                        DECEMBER 31,
                                                                                                    2002            2001
                                                                                                 -----------    -----------
ASSETS
CURRENT ASSETS:
  Cash and cash equivalents ..................................................................   $       327    $    24,493
  Accounts receivable --
    Trade, less allowance for doubtful accounts of $1,132 and $218, respectively .............        25,226         11,033
    Other ....................................................................................            37            290
  Costs and estimated earnings in excess of billings on uncompleted contracts ................         2,036          1,600
  Prepaid expenses and other .................................................................         3,747          2,659
                                                                                                 -----------    -----------
        Total current assets .................................................................        31,373         40,075

PROPERTY AND EQUIPMENT, at cost, less accumulated depreciation ...............................        67,561         49,179
INVESTMENTS ..................................................................................             6              6
DEFERRED DRYDOCKING CHARGES, less accumulated amortization ...................................         2,831          3,245
OTHER ASSETS .................................................................................           133            250
                                                                                                 -----------    -----------
        Total assets .........................................................................   $   101,904    $    92,755
                                                                                                 ===========    ===========

LIABILITIES AND STOCKHOLDERS' EQUITY CURRENT LIABILITIES:
  Accounts payable -- trade ..................................................................   $     7,677    $     4,124
  Accrued expenses ...........................................................................         3,696          2,909
  Accrued payroll and related taxes ..........................................................           857            791
  Financed insurance premiums ................................................................         2,553          1,075
  Deferred income taxes ......................................................................           287            535
  Current portion of long-term debt ..........................................................            14             --
  Receivable line of credit ..................................................................         4,271             --
                                                                                                 -----------    -----------
         Total current liabilities ...........................................................        19,355          9,434

DEFERRED INCOME TAXES ........................................................................         2,636          2,280

LONG-TERM DEBT, less current portion .........................................................            46             --

COMMITMENTS AND CONTINGENCIES (Note 12)

STOCKHOLDERS' EQUITY:
  Preferred stock, $0.01 par value; 10,000 authorized shares; none issued and outstanding ....            --             --
  Common stock, $0.01 par value; 100,000 authorized shares; 13,399 shares in 2002 and
  13,366 shares in 2001 issued and outstanding ...............................................           134            134
  Additional paid-in-capital .................................................................        85,638         85,199
  Deferred compensation ......................................................................          (492)          (473)
  Treasury stock, at cost, 710 shares in 2002 and 410 shares in 2001 .........................        (4,234)        (2,245)
  Retained earnings (deficit) ................................................................        (1,179)        (1,574)
                                                                                                 -----------    -----------
        Total stockholders' equity ...........................................................        79,867         81,041
                                                                                                 -----------    -----------
        Total liabilities and stockholders' equity ...........................................   $   101,904    $    92,755
                                                                                                 ===========    ===========

        The accompanying notes are an integral part of these consolidated financial statements.

                              TORCH OFFSHORE, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                                         YEARS ENDED DECEMBER 31,
                                                                                     2002        2001       2000
                                                                                   --------    --------    --------
Revenues .......................................................................   $ 67,990    $ 59,052    $ 46,205
Cost of revenues:
Cost of sales ..................................................................     53,341      43,190      34,011
Depreciation and amortization ..................................................      7,540       6,376       4,941
General and administrative expenses ............................................      4,767       3,982       3,759
Other operating expense (Notes 2, 6 and 11) ....................................      1,966         950         954
                                                                                   --------    --------    --------
 Total cost of revenues ........................................................     67,614      54,498      43,665
                                                                                   --------    --------    --------
Operating income ...............................................................        376       4,554       2,540
                                                                                   --------    --------    --------

Other income (expense):
Interest expense ...............................................................         --      (1,642)     (3,814)
Interest income ................................................................        232         468           1
                                                                                   --------    --------    --------
 Total other income (expense) ..................................................        232      (1,174)     (3,813)
                                                                                   --------    --------    --------

Income (loss) before income taxes and extraordinary item .......................        608       3,380      (1,273)
Income tax expense .............................................................       (213)     (3,433)         --
                                                                                   --------    --------    --------

Net income (loss) before extraordinary item ....................................        395         (53)     (1,273)
Extraordinary loss on early extinguishment of debt, net of taxes of $268 in
  2001 (Notes 2 and 7) .........................................................         --        (498)         --
                                                                                   --------    --------    --------
Net income (loss) ..............................................................        395        (551)     (1,273)
Preferred unit dividends and accretion .........................................         --        (190)       (305)
                                                                                   --------    --------    --------
Net income (loss) attributable to common stockholders ..........................   $    395    $   (741)   $ (1,578)
                                                                                   ========    ========    ========
Basic and Diluted income (loss) per common share (Note 2):
Weighted average shares of common stock outstanding - Basic ....................     12,692      10,845       7,505
                                                                                   ========    ========    ========
Weighted average shares of common stock outstanding - Diluted ..................     12,695      10,845       7,505
                                                                                   ========    ========    ========

Net income (loss) per share before extraordinary item - Basic and Diluted ......   $   0.03    $  (0.02)   $  (0.21)
Extraordinary loss .............................................................         --       (0.05)         --
                                                                                   --------    --------    --------
Net income (loss) per share - Basic and Diluted ................................   $   0.03    $  (0.07)   $  (0.21)
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

                              TORCH OFFSHORE, INC.
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                                 (IN THOUSANDS)


                                             COMMON STOCK
                                              OUTSTANDING     ADDITIONAL  DEFERRED     TREASURY STOCK      RETAINED       TOTAL
                                         -------------------    PAID-IN    COMPEN-   -------------------   EARNINGS   STOCKHOLDER'S
                                          SHARES     AMOUNT     CAPITAL    SATION     SHARES     AMOUNT    (DEFICIT)      EQUITY
                                         --------   --------  ----------  --------   --------   --------   --------   -------------

BALANCE, January 1, 2000 ..............      7,505   $    --   $     239  $     --         --   $     --   $  7,650   $       7,889
  Net loss ............................        --         --          --        --         --         --     (1,273)         (1,273)
  Preferred unit dividends and
   accretion ..........................        --         --          --        --         --         --       (305)           (305)
                                         --------   --------  ----------  --------   --------   --------   --------   -------------
BALANCE, December 31, 2000 ............     7,505         --         239        --         --         --      6,072           6,311
  Net income prior to Public Offering..        --         --          --        --         --         --      1,023           1,023
  Preferred unit dividends and
   accretion ..........................        --         --          --        --         --         --       (190)           (190)
  Exchange of membership interests ....       828         83      11,535        --         --         --     (6,905)          4,713
                                         --------   --------  ----------  --------   --------   --------   --------   -------------
BALANCE, Prior to Public Offering .....     8,333         83      11,774        --         --         --         --          11,857
  Issuance of public shares, net ......     5,000         50      72,900        --         --         --         --          72,950
  Issuance of restricted shares .......        33          1         525      (526)        --         --         --              --
  Deferred compensation earned ........        --         --          --        53         --         --         --              53
  Repurchases of common stock .........        --         --          --        --        410     (2,245)        --          (2,245)
  Net loss after Public Offering ......        --         --          --        --         --                (1,574)         (1,574)
                                         --------   --------  ----------  --------   --------   --------   --------   -------------
BALANCE, December 31, 2001 ............    13,366        134      85,199      (473)       410     (2,245)    (1,574)         81,041
  Issuance of restricted shares .......        33         --         196      (141)        --         --         --              55
  Revision to Public offering cost tax
    benefit ...........................        --         --         243        --         --         --         --             243
  Deferred compensation earned ........        --         --          --       122         --         --         --             122
  Repurchases of common stock .........        --         --          --        --        300     (1,989)        --          (1,989)
  Net income ..........................        --         --          --        --         --         --        395             395
                                         --------   --------  ----------  --------   --------   --------   --------   -------------
BALANCE, December 31, 2002 ............    13,399   $    134  $  85,638   $   (492)       710   $ (4,234)  $ (1,179)  $      79,867
                                         ========   ========  ==========  ========   ========   ========   ========   =============


        The accompanying notes are an integral part of these consolidated financial statements.

                              TORCH OFFSHORE, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)


                                                                                          YEARS ENDED DECEMBER 31,
                                                                                      2002          2001        2000
                                                                                    ---------    ---------    ---------
CASH FLOWS PROVIDED BY (USED IN) OPERATING ACTIVITIES:
Net income (loss) ...............................................................   $     395    $    (551)   $  (1,273)
  Depreciation and amortization .................................................       7,540        6,376        4,941
  Write off of vessel costs .....................................................       1,052          950           --
  Deferred income tax provision .................................................         213        4,241           --
  Provision for doubtful accounts ...............................................         914           --          475
  Extraordinary loss on extinguishment of debt ..................................          --          498           --
  Severance and reorganizational costs, net unpaid (paid) .......................          --       (1,764)         300
  Deferred drydocking costs incurred ............................................      (2,332)      (1,253)      (2,171)
(Increase) decrease in working capital:
  Accounts receivable ...........................................................     (14,854)      (1,457)      (5,643)
  Costs and estimated earnings in excess of billings on uncompleted contracts ...        (436)      (1,077)         369
  Prepaid expenses, net of financed portion .....................................         390         (911)        (159)
  Accounts payable -- trade .....................................................       3,553       (3,685)       3,445
  Accrued payroll and related taxes .............................................          66          331          127
  Accrued expenses and other ....................................................       1,220          721        1,335
                                                                                    ---------    ---------    ---------
Net cash provided by (used in) operating activities .............................      (2,279)       2,419        1,746
                                                                                    ---------    ---------    ---------
CASH FLOWS USED IN INVESTING ACTIVITIES:
  Purchases of property and equipment ...........................................     (24,229)     (13,741)      (2,538)
                                                                                    ---------    ---------    ---------
Net cash used in investing activities ...........................................     (24,229)     (13,741)      (2,538)
                                                                                    ---------    ---------    ---------
CASH FLOWS PROVIDED BY FINANCING ACTIVITIES:
  Proceeds from initial public offering .........................................          --       80,000           --
  Payments of initial public offering costs .....................................          --       (7,400)          --
  Net proceeds from (payments on) receivable line of credit .....................       4,271       (3,436)         108
  Proceeds from long-term debt ..................................................          60           --           --
  Payments on long-term debt ....................................................          --      (30,821)      (4,455)
  Proceeds from issuance of preferred units .....................................          --           --        5,300
  Preferred unit issuance costs .................................................          --           --         (490)
  Premium/cost of debt extinguishment ...........................................          --         (766)          --
  Treasury stock purchases ......................................................      (1,989)      (2,245)          --
  Stockholder distributions .....................................................          --         (403)          --
                                                                                    ---------    ---------    ---------
Net cash provided by financing activities .......................................       2,342       34,929          463
                                                                                    ---------    ---------    ---------

Net increase (decrease) in cash .................................................     (24,166)      23,607         (329)
Cash at beginning of year .......................................................      24,493          886        1,215
                                                                                    ---------    ---------    ---------

Cash at end of year .............................................................   $     327    $  24,493    $     886
                                                                                    =========    =========    =========

Interest paid (net of amounts capitalized) ......................................   $      --    $   1,943    $   3,863
                                                                                    =========    =========    =========

Income taxes paid ...............................................................   $      --    $      --    $      --
                                                                                    =========    =========    =========

        The accompanying notes are an integral part of these consolidated financial statements.

                              TORCH OFFSHORE, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. NATURE OF BUSINESS:

Torch Offshore, Inc., a Delaware corporation, and its subsidiaries (collectively, the "Company") provide integrated pipeline installation, subsea construction and support services to the offshore oil and natural gas industry primarily in the United States Gulf of Mexico (the "Gulf of Mexico"). The Company's focus has been providing services primarily for oil and natural gas production in water depths of 20 to 300 feet in the Gulf of Mexico (the "Shelf"). Over the past few years, the Company has expanded its operations, fleet capabilities and management expertise to enable it to provide deeper water services analogous to those services it provides on the Shelf.

Torch, Inc. (Torch), the predecessor in interest to Torch Offshore, L.L.C., was incorporated in Louisiana in 1978. Torch is owned by Lyle G. Stockstill and Lana
J. Hingle Stockstill (Mr. and Mrs. Stockstill), the founders of the Company. In May 2000, Torch Offshore, L.L.C. was formed to hold substantially all of the assets and liabilities of Torch. In January 2001, the Board of Directors of Torch formed Torch Offshore, Inc., which filed a registration statement on Form S-1 with the Securities and Exchange Commission (the "SEC") to register and sell common stock of the Company. In June 2001, the Company completed its initial public offering (the "Public Offering") of 5.0 million shares of its common stock at $16.00 per share, raising gross proceeds of $80.0 million; net proceeds were $72.6 million after underwriting commission and discounts and expenses totaling $7.4 million.

In connection with the Public Offering, all membership interests in Torch Offshore, L.L.C. (including preferred unit interests) were contributed to the Company in exchange for common shares of the Company. In the aggregate, Mr. and Mrs. Stockstill presently own a majority of the Company through their ownership of Torch. For financial reporting purposes, these transactions were considered a recapitalization, and as such, all historical share data included in the accompanying financial statements has been restated (see Note 3).

In 2002, the Company established Torch Express, L.L.C., a wholly-owned subsidiary, for the purpose of converting the Midnight Express into a dynamically positioned (DP-2) offshore construction vessel capable of working in deepwater areas worldwide (see Notes 6 and 7).

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

The accounting and reporting policies of the Company conform with accounting principles generally accepted in the United States. A summary of significant accounting policies follows:

Principles of Consolidation - The consolidated financial statements include the accounts of Torch Offshore, Inc. and its wholly-owned subsidiaries, Torch Offshore, L.L.C. and Torch Express, L.L.C. All significant intercompany balances and transactions have been eliminated in consolidation.

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

Allowance for Doubtful Accounts - The Company provides allowances for doubtful accounts based on historical experience and a review of the current status of existing accounts receivable balances at the end of each reporting period. Provisions for doubtful accounts are recorded as charges to other operating expense. Activity within the allowance for doubtful accounts follows (in thousands):

                               2002       2001        2000
                             --------   --------    --------
Beginning balance ........   $    218   $    607    $    132
Provision ................        914         --         475
Deductions ...............         --       (389)         --
                             --------   --------    --------
Ending Balance ...........   $  1,132   $    218    $    607
                             ========   ========    ========

Property and Equipment - Property and equipment are stated at cost less applicable depreciation. Depreciation is calculated principally using the straight-line method over the estimated useful lives of the various classes of depreciable assets. Expenditures for maintenance and repairs are expensed as incurred. Major expenditures for renewals and improvements that extend the useful lives of existing assets, interest incurred during vessel construction, and, when material, vessel construction related overhead are capitalized. For the year ended December 31, 2002, interest costs of $0.1 million were capitalized as they were related to the construction of the Midnight Express (see Note 6). There was no interest capitalized for the years ended December 31, 2001 or 2000.

The Company periodically assesses the realizability of its long-term assets pursuant to Statement of Financial Accounting Standards (SFAS) No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144, which superseded SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," revised the guidance with respect to the process for measuring impairment of long-lived assets. An asset impairment is recognized if the future undiscounted cash flows of the asset are less than the carrying value of the asset. The impairment loss to be recognized is measured as the amount by which the carrying value of the asset exceeds its fair value. The Company adopted this statement effective January 1, 2002. No impairment charges were recorded for the years ending December 31, 2002, 2001 or 2000.

Investments - Long-term investments represent net remaining deposits made by the Company under the U.S. Government sponsored Merchant Marine Capital Construction Fund (CCF) program. The CCF program allows the Company to set aside and use its own funds for the purpose of funding current or future construction of qualified marine vessels to be used in the Company's operations, while allowing the Company to receive accelerated tax deductions equal to the amount originally deposited.

These investments are comprised of deposits in an interest bearing, money-market account, with interest income recorded as earned. Although these investments are short-term in nature, similar to cash and cash equivalents, because of the purpose of the deposits the Company has reflected these as a long-term asset. There are no restrictions on these investments; however, unqualified withdrawals from this program would be subject to income taxes in the period withdrawn. The fair value of investments approximated carrying value as of December 31, 2002 and 2001.

Deferred Drydocking Charges - The Company is obligated by regulation to periodically incur refurbishment costs (known as "drydocking" costs) related to the maintenance and operation of its marine vessels. The Company capitalizes periodic scheduled drydocking charges when incurred and amortizes such costs on a straight-line basis over a term that approximates the amount of time until the next required drydocking refurbishment, generally two to three years. Amortization expense for deferred drydocking charges totaled $2,745,000 in 2002, $2,562,000 in 2001 and $1,485,000 in 2000.

Revenue Recognition - The Company accounts for its contracts in progress using the percentage-of-completion method, as its contracts contain multiple phases of work. The Company believes that it has demonstrated the ability to produce reasonably dependable estimates of the costs under such contracts, and that its business has not been subject to the types of inherent risks that would raise questions about the ability of either the Company or the customer to perform their obligations under the contract or would make otherwise reasonably dependable contract estimates doubtful.

Under this method, recognition of earnings on contracts in progress is calculated based on the ratio of costs incurred as of the reporting date to total expected costs to be incurred on each contract.

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

Income Taxes - Prior to the Public Offering in June 2001, the Company had elected to be taxed as a flow-through entity under the Internal Revenue Code. Income taxes related to the operations of the Company were recognized directly at the individual taxpayer level. Therefore, the Company recognized no federal or state income tax for the period from 1997 until the Public Offering.

In connection with the Public Offering, the Company adopted SFAS No. 109, "Accounting for Income Taxes." This statement requires the use of the liability method of computing deferred income taxes. Under this method, deferred income taxes are provided for the temporary differences between the financial reporting basis and the tax basis of the Company's assets and liabilities. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.

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

                                                             NET
(in thousands, except per share data)                       INCOME/                       PER SHARE
                                                            (LOSS)         SHARES           AMOUNT
                                                          ------------    ------------   ------------
2002
Basic Earnings Per Share:
  Earnings attributable to common stockholders ........   $        395          12,692   $       0.03
                                                                                         ============
  Impact of stock options and restricted stock ........             --               3
                                                          ------------    ------------
Diluted Earnings Per Share ............................   $        395          12,695   $       0.03
                                                          ============    ============   ============

2001
Basic Loss Per Share:
  Loss attributable to common stockholders ............   $       (741)         10,845   $      (0.07)
                                                                                         ============
  Impact of stock options and restricted stock
   (none due to anti-dilutive effect) .................             --              --
                                                          ------------    ------------
Diluted Loss Per Share ................................   $       (741)         10,845   $      (0.07)
                                                          ============    ============   ============

2000
Basic Loss Per Share:
  Loss attributable to common stockholders ............   $     (1,578)          7,505   $      (0.21)
                                                                                         ============
  Impact of stock options and restricted stock
   (none due to anti-dilutive effect) .................             --              --
                                                          ------------    ------------
Diluted Loss Per Share ................................   $     (1,578)          7,505   $      (0.21)
                                                          ============    ============   ============

Common stock equivalents (related to stock options) excluded from the calculation of the diluted earnings per share, because they were anti-dilutive, were approximately 351,000 shares for 2002, 224,000 shares for 2001 and 363,500 shares for 2000. None of the outstanding shares of convertible preferred stock were considered in the calculation of the diluted loss per share for 2000 because of their anti-dilutive effect.

Derivative Financial Instruments - Effective January 1, 1999, the Company adopted SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended, which established accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value. SFAS No. 133 requires that changes in a derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative's gains and losses to be recorded through equity via other comprehensive income, and requires that a company must formally document, designate and assess the effectiveness of transactions that receive hedge accounting. The Company has not historically entered into these derivative instruments, nor were there any contracts existing as of December 31, 2002 or 2001; thus, the adoption of SFAS No. 133 did not have an impact on its financial position or results of operations.

Stock-Based Compensation - The Company accounts for its stock-based compensation in relation to the 2001 Long-Term Incentive Plan in accordance with Accounting Principles Board Opinion (APB) No. 25, "Accounting for Stock Issued to Employees." However, SFAS No. 123, "Accounting for Stock-Based Compensation," and SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure - An Amendment of SFAS No. 123", permit the intrinsic value-based method prescribed by APB No. 25, but require additional disclosures, including pro forma calculations of earnings and net earnings per share as if the fair-value method of accounting prescribed by SFAS No. 123 had been applied. If compensation expense had been determined using the fair-value method in SFAS No. 123, the Company's net income (loss) and earnings (loss) per share would have been as shown in the pro forma amounts below:

(in thousands, except per share data)                                            2002          2001            2000
                                                                              -----------   -----------     -----------

Net income (loss) attributable to common stockholders:
  As reported .............................................................   $       395   $      (741)    $    (1,578)
  Pro forma ...............................................................   $        64   $      (924)    $    (1,723)
Basic earnings (loss) per share:
  As reported .............................................................   $      0.03   $     (0.07)    $     (0.21)
  Pro forma ...............................................................   $      0.01   $     (0.09)    $     (0.23)
Diluted earnings (loss) per share:
  As reported .............................................................   $      0.03   $     (0.07)    $     (0.21)
  Pro forma ...............................................................   $      0.01   $     (0.09)    $     (0.23)
  Average fair value of grants during the year ............................   $      5.31   $     10.98              --
Black-Scholes option pricing model assumptions:
  Risk free interest rate .................................................          4.78%         4.88%             --
  Expected life (years) ...................................................           7.0           5.0              --
  Volatility ..............................................................         58.19%        76.40%             --
  Dividend yield ..........................................................            --            --              --
Stock-based employee compensation cost, net of tax, included in net
  income (loss) as reported ...............................................   $       122   $        53     $        --
Stock-based employee compensation cost, net of tax, that would have been included in net income if the fair-value based method had been
  applied .................................................................   $       453   $       236     $       145

New Accounting Standards - In July 2001, the Financial Accounting Standards Board (FASB) issued SFAS No. 143, "Accounting for Asset Retirement Obligations," effective for fiscal years beginning after June 15, 2002. This statement will require the Company to record the fair value of liabilities related to future asset retirement obligations in the period the obligation is incurred. The Company adopted SFAS No. 143 on January 1, 2003. Due to the nature of the Company's operations, the adoption of this statement did not impact the Company's financial position or results of operations.

In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections," which revises current guidance with respect to gains and losses on early extinguishment of debt. Under SFAS No. 145, gains and losses on early extinguishment of debt are treated as extraordinary items unless they meet the criteria for extraordinary treatment in APB No. 30. The Company adopted SFAS No. 145 effective January 1, 2003, and as a result, will be required to reclassify the extraordinary losses on early extinguishment of debt from prior periods in future filings as these amounts will no longer qualify for extraordinary treatment under SFAS No. 145.

In July 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities," which supersedes Emerging Issues Task Force
(EITF) Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." SFAS No. 146 requires the recognition of liabilities for costs associated with an exit or disposal activity when those liabilities are incurred rather than at the date of an entity's commitment to an exit or disposal activity. This statement is effective for exit and disposal activities that are initiated after December 31, 2002. The Company does not expect that SFAS No. 146 will have a material impact on the Company's financial position or results of operations.

In December 2002, the FASB issued SFAS No. 148, which provides alternative methods of transition for a voluntary change to the fair-value based method of accounting for stock-based employee compensation, and the new standard, which is now effective, amends certain disclosure requirements. The Company continues to apply APB No. 25, "Accounting for Stock Issued to Employees," and related interpretations in accounting for its stock-based compensation; therefore, the alternative methods of transition do not apply. The Company has adopted the disclosure requirements of SFAS No. 148 (see "Stock-Based Compensation" above).

In June 2001, the American Institute of Certified Public Accountants (AICPA) issued an exposure draft of a proposed Statement of Position (SOP), "Accounting for Certain Costs and Activities Related to Property, Plant, and Equipment." This proposed SOP would change, among other things, the method by which companies would account for normal, recurring or periodic repairs and maintenance costs related to "in service" fixed assets. It would require that these types of expenses be recognized when incurred rather than recognizing expense for these costs while the asset is productive. The proposed SOP is still under construction, and uncertainties currently exist with respect to the ultimate timing of its release and its final scope. The Company is assessing the impact of the change should this SOP, or any portion of this SOP, be adopted and continues to monitor the progress of this proposed standard. If the portion of this SOP relating to planned major maintenance activities is adopted, the Company would be required to expense regulatory maintenance cost on its vessels as incurred (currently capitalized and recognized as "drydocking cost amortization"), and capitalized costs at the date of adoption would be charged to operations as a cumulative effect of change in accounting principle.

3. RECAPITALIZATION:

In May 2000, Torch transferred, at historical cost, substantially all assets, liabilities and operations to a newly formed subsidiary, Torch Offshore, L.L.C., in exchange for common membership units of Torch Offshore, L.L.C. Immediately following the transfer, Torch Offshore, L.L.C. issued 7% Convertible Preferred Membership Units (Preferred Units) to an outside investor for $5.3 million. The Preferred Units were converted to 828,333 shares of common stock of the Company just prior to the Public Offering.

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

5. COSTS AND ESTIMATED EARNINGS IN EXCESS OF BILLINGS ON UNCOMPLETED CONTRACTS:

Costs and estimated earnings in excess of billings on uncompleted contracts consisted of the following (in thousands):

                                  DECEMBER 31,
                              2002          2001
                            ---------   ---------

Costs incurred ..........   $   4,287   $   2,999
Estimated earnings ......       2,809         346
                            ---------   ---------
                                7,096       3,345
Less billings ...........       5,060       1,745
                            ---------   ---------
                            $   2,036   $   1,600
                            =========   =========

6. PROPERTY AND EQUIPMENT:

The major classifications and estimated useful lives of property and equipment follow (in thousands, except useful life data):

                                                                    ESTIMATED
                                                                      USEFUL
                                            DECEMBER 31,              LIVES
                                         2002            2001       (IN YEARS)
                                      -----------    -------------  ------------
Leasehold improvements ............   $       398    $       247         5
Vessels ...........................        63,359         61,343        7-20
Vessels under construction ........        21,838          1,741         --
Furniture and fixtures ............           646            523        2-5
Equipment .........................         1,289            633         5
Automobiles and trucks ............           368            344        3-5
                                      -----------    -------------
                                           87,898         64,831
Less accumulated depreciation .....       (20,337)       (15,652)
                                      -----------    -------------
                                      $    67,561    $      49,179
                                      ===========    =============

Depreciation expense totaled $4,795,000 for 2002, $3,814,000 for 2001 and $3,456,000 for 2000. During the year ended December 31, 2002, $136,000 of interest related to vessel construction was capitalized (see Note 2).

In January 2002, the Company entered into an agreement for the purchase of the Smit Express, a 520-foot vessel, from Smit International for $9.75 million. The Company is converting the vessel into a DP-2 offshore construction vessel and has renamed it the Midnight Express. The conversion is estimated to cost between $80.0 million and $90.0 million. Full integration of the equipment, the pipelay system and the vessel, followed by sea trials, is scheduled for early 2004 (see
Note 7).

Formerly included in "Vessels Under Construction" were the engineering, design, legal and other costs associated with the Company's efforts to pursue construction of the Midnight Warrior. However, the Company tabled the construction of this vessel with the acquisition of the Midnight Express. The Midnight Express will be similar to the proposed Midnight Warrior in various aspects, therefore many of the costs incurred to pursue construction of the Midnight Warrior are being utilized in the conversion of the Midnight Express. The Company reviewed the costs included in "Vessels Under Construction" at December 31, 2001 and recorded a charge of $950,000 in 2001 for certain identifiable costs that were deemed to have no value to the conversion of the Midnight Express. Additional charges of $185,000 were recognized in 2002 related to the Company's change in pursuit from the Midnight Warrior project to the Midnight Express project.

In December 2002, the Company entered into an agreement for the purchase of the Wave Alert, a 340-foot cable-laying DP-2 vessel from Global Marine Shipping Limited (Global Marine). The Company took possession of the vessel in March 2003, at which time it was renamed the Midnight Wrangler. The vessel was delivered without cable laying equipment and directly from its required drydock. A 125-ton crane, a modular pipelay system and additional accommodations will be installed on the vessel by the Company before it joins the active fleet during the second quarter of 2003 (see Note 7).

In June 2001, the Company purchased an existing pipelay/bury barge, the BH-400 (renamed the Midnight Rider), for $9.5 million. This barge completed a required drydocking and was placed into service in late 2001.

7. LONG-TERM DEBT:

In June 2001, the Company repaid all debt with proceeds from the Public Offering. The Company had re-financed its fleet-related borrowings in 1999 with a six-year, $33.0 million, 10.56% fixed interest rate installment loan. This repayment of debt resulted in the Company incurring an extraordinary loss on the early retirement of debt of $498,000 (net of taxes of $268,000).

In July 2002, the Company entered into a $35.0 million bank facility (the "Bank Facility") consisting of a $25.0 million asset-based five-year revolving credit facility and a $10.0 million accounts receivable-based working capital facility with Regions Bank. The interest on the Bank Facility is the London Interbank Offered Rate (LIBOR) plus a range of 1.75% to 2.25%, depending on the level of the consolidated leverage ratio (as defined) measured on a quarterly basis. Borrowings under the Bank Facility are secured by first preferred ship mortgage liens on a portion of the Company's fleet and a pledge of the Company's accounts receivable. Amounts outstanding under the accounts receivable-based working capital facility may not exceed 85% of eligible trade accounts receivable. Under the terms of the Bank Facility, the Company must maintain tangible net worth of at least $60.0 million, a minimum debt service coverage ratio of at least
1.20 to 1, a consolidated leverage ratio of no more than 2.00 to 1 and a consolidated current ratio of at least 1.30 to 1. The Company had borrowed $4.3 million under the $10.0 million accounts receivable-based working capital facility as of December 31, 2002. In addition, the Company issued a $1.5 million standby letter of credit as security for the charter payments due under the charter agreement for the Midnight Hunter against the $10.0 million accounts receivable-based working capital facility and a $2.7 million standby letter of credit as security for payments related to a crane to be constructed as part of the Midnight Express conversion against the $25.0 million asset-based five-year revolving credit facility.

In March 2003, the Company received commitment letters for a 15-month credit line to finance the conversion of the Midnight Express (the "Finance Facility"), however, the financing has not yet been finalized as it is contingent upon the contract with Davie Maritime Inc. of Quebec, Canada (the "Shipyard") becoming effective. The credit line will convert into a three-year term loan facility upon completion of the conversion of the Midnight Express. The Finance Facility commitment is equally provided by Regions Bank and Export Development Canada
(EDC) ($30.0 million participation by each). As part of the terms and conditions of the Finance Facility, Regions Bank will restructure the $25.0 million asset-based five-year revolving credit facility discussed above and make this part of the Finance Facility. The Company will continue to have available the $10.0 million accounts receivable-based working capital facility discussed above from Regions Bank. In addition, the $2.7 million standby letter of credit as security for payments related to a crane to be constructed as part of the Midnight Express conversion will be transferred to the Finance Facility.

The interest rate for the construction financing will be based upon the consolidated leverage ratio of the Company and ranges from a LIBOR spread of 3.00% to 3.50% based upon these levels. The Company will provide collateral in the form of the Midnight Express as well as a first preferred ship mortgage on the Midnight Fox, Midnight Star, Midnight Dancer, Midnight Carrier, Midnight Brave and Midnight Rider. The Company will have to adhere to various conditions including maintaining a tangible net worth of at least $60.0 million, a minimum debt service coverage ratio of at least 1.20 to 1, a consolidated leverage ratio of no more than 2.00 to 1 and a consolidated current ratio of 1.30 to 1. The Company will not be allowed to incur additional debt over $8.0 million without consent from Regions Bank. The actual funding of the Finance Facility is to commence following effectiveness of the Shipyard contract and once the Company has spent $30.0 million related to the conversion of the Midnight Express. The Company had spent $19.5 million related to the conversion as of December 31, 2002.

The term loan facility of the Finance Facility is a three-year debt structure with a 10-year amortization payment schedule with semi-annual payments. The pricing for this facility is 3.25% over LIBOR. Regions Bank and EDC would require the Company to maintain the same collateral and covenants as included in the construction financing depicted above.

Two conditions remain that the Shipyard must fulfill prior to the conversion contract becoming effective. The Company has agreed to extend the date by which these conditions must be met to April 2, 2003. If these conditions are not met, the conversion contract will become null and void and the Company may have to submit the project for re-bid. The delay resulting from re-bidding and re-awarding the contract could result in substantial delay in delivery of the vessel and thus would cause a delay in the implementation of the Company's deepwater strategy and the start of operations of the Midnight Express. Additionally, the cost of the contract may increase and the Company will incur costs to move the vessel to another shipyard. It is anticipated that the conversion will be performed by another Canadian shipyard; however, the inability of the Company to complete the conversion in a Canadian shipyard would result in the loss of the EDC portion of the financing of the conversion. If the Company awards the project to a shipyard that is not located in Canada, the Company will have to secure additional financing for this project.

In December 2002, the Company entered into a purchase agreement with Global Marine for the Midnight Wrangler (see Note 6) at a cost of approximately $10.8 million. The Company took delivery of the vessel in March 2003. The purchase of the vessel was financed by Global Marine over a five-year period with monthly payments, including 7% per annum interest, of approximately $0.2 million plus a $1.0 million payment at the purchase date in March 2003 and another $1.0 million payment at the end of the five-year period. There is no debt recorded on the Company's book as of December 31, 2002, as the purchase was contingent upon delivery of the vessel in March 2003.

As of December 31, 2002, the fair value of the Company's debt obligations approximated carrying value.

The Company's debt consists of the following (in thousands):


                                                       DECEMBER 31,
                                                   2002           2001
                                                -----------   -----------

Receivable line of credit ...................   $     4,271   $        --
Other debt (Note 9) .........................            60            --
                                                -----------   -----------
         Total debt .........................         4,331            --
         Less current portion ...............         4,285            --
                                                -----------   -----------
         Total long-term debt ...............   $        46   $        --
                                                ===========   ===========

In March 2003, the Company finalized a $9.25 million, seven-year term loan with GE Commercial Equipment Financing (GE). The loan is structured so that the Company received $8.0 million immediately and GE retained $1.25 million as a security deposit. The interest rate on the term loan is the 30-day commercial paper rate plus 2.03% and includes prepayment penalties of 2% for the first twelve months, 1% for the second twelve months and 0% thereafter. The term loan is structured to have monthly payments over seven years. The collateral for the loan is the Midnight Eagle. The Company intends to utilize the proceeds from the loan to fund the improvements to the Midnight Wrangler and a portion of the Midnight Express conversion costs.

8. INCOME TAXES:

In connection with the Public Offering, the Company became subject to corporate level taxation and recorded a $2.6 million charge based upon cumulative book and tax basis differences at the date of change in taxpayer status. The Company recorded a $0.2 million provision (a 35% effective tax rate) attributable to operating earnings for the year ended December 31, 2002 and a $0.8 million provision (a 35% effective tax rate) attributable to operating earnings after the Public Offering for the period ended December 31, 2001. From 1997 until the Public Offering the Company had not been subject to income taxes.

The provision for income taxes reflected in the statement of operations consisted of the following for the years ended December 31, 2002, 2001 and 2000 (in thousands):

                                                                                           YEARS ENDED DECEMBER 31,
                                                                                      2002           2001           2000
                                                                                   -----------    -----------    -----------
Current tax benefit ............................................................   $        --    $       808    $        --
Deferred tax expense ...........................................................          (213)        (4,241)            --
                                                                                   -----------    -----------    -----------
                                                                                   $      (213)   $    (3,433)   $        --
                                                                                   ===========    ===========    ===========

Reconciliations of the differences between income taxes from operations computed at the federal statutory tax rate and income taxes recorded follow (in thousands):

                                                                                           YEARS ENDED DECEMBER 31,
                                                                                      2002           2001           2000
                                                                                   -----------    -----------    -----------
Income tax benefit (expense) computed at the federal statutory tax rate ........   $      (207)   $    (1,149)   $       552
   Increase attributable to:
    Non-taxable income due to tax status .......................................            --            292           (552)
    Impact of cumulative differences in book and tax basis (Note 2) ............            --         (2,608)            --
    State taxes and other ......................................................            (6)            32             --
                                                                                   -----------    -----------    -----------
Income tax expense .............................................................   $      (213)   $    (3,433)   $        --
                                                                                   ===========    ===========    ===========

The components of the Company's deferred taxes at December 31, 2002 and 2001 follow (in thousands):


                                                                            YEAR ENDED                  YEAR ENDED
                                                                        DECEMBER 31, 2002            DECEMBER 31, 2001
                                                                                      LONG-                          LONG-
                                                                      CURRENT         TERM          CURRENT          TERM
                                                                    -----------    -----------    -----------    -----------

Deferred tax assets:
  Allowance for doubtful accounts ...............................   $       428    $        --    $        76    $        --
  Other accruals ................................................            35             --             88             --
  Tax loss carryforward .........................................            --          3,762             --          1,416
                                                                    -----------    -----------    -----------    -----------
Total deferred tax assets .......................................   $       785    $     3,762    $       164    $     1,416
                                                                    -----------    -----------    -----------    -----------

Deferred tax liabilities:
  Property, plant and equipment, and other ......................   $        --    $    (5,407)   $        --    $    (2,561)
  Drydocking ....................................................            --           (991)            --         (1,135)
  Prepaid expenses ..............................................        (1,072)            --           (699)            --
                                                                    -----------    -----------    -----------    -----------
Total deferred tax liabilities ..................................   $    (1,072)   $    (6,398)   $      (699)   $    (3,696)
                                                                    -----------    -----------    -----------    -----------

Net deferred tax liability ......................................   $      (287)   $    (2,636)   $      (535)   $    (2,280)
                                                                    ===========    ===========    ===========    ===========

9. RELATED PARTY TRANSACTIONS:

The Company purchases catering services for the galleys of some of its vessels from a company partially owned by Mrs. Stockstill. Purchases for 2002, 2001 and 2000 totaled $165,000, $33,000 and zero, respectively. The Company also purchased fuel from a company partially owned by Mrs. Stockstill. Purchases for 2002, 2001 and 2000 totaled $234,000, $53,000 and $282,000, respectively.

In December 2002, the Company entered into a five-year lease agreement for a rental property for client and provider entertainment purposes from an investment holding company wholly-owned by Mr. Stockstill. The annual lease payments approximate $51,000.

During 2002, the Company purchased a leisure fishing vessel for client and provider entertainment purposes from an investment holding company wholly-owned by Mr. Stockstill. The total cost of the vessel was approximately $0.1 million, of which $41,000 was paid by the Company in cash during 2002 plus the Company assumed debt of $60,000. The debt will be paid by the Company in monthly installments over a five-year period and is classified as other debt on the balance sheet (see Note 7).

10. SIGNIFICANT CUSTOMERS:

No individual customer made up more than 10% of the revenues for the years ended December 31, 2002 or 2001. Approximately 27% of the Company's revenues were derived from two customers during 2000.

11. SEVERANCE AND REORGANIZATIONAL COSTS:

During 1999, the Company consolidated its corporate and operations offices. As part of this process, the Company incurred certain one-time employee severance, office closure and relocation costs totaling approximately $0.2 million. In addition, because of this consolidation process, the Company recognized a charge of approximately $1.5 million during 1999 for the termination agreement associated with one employee (see Note 12). The Company also recorded a $0.5 million charge in 2000 primarily associated with the termination of another employee (see Note 12). These severance and reorganization costs have been reflected in the caption "Other Operating Expense" in the Statements of Operations.

12. COMMITMENTS AND CONTINGENCIES:

Employment Agreements - The Company had an employment agreement with an employee and also granted in 1996 a ten-year option to this employee to purchase 395,000 shares of the Company's common stock with an exercise price of $0.51 per share. In 1999, the Company entered into a termination agreement with this employee, canceling the employment agreement and the options. The termination agreement called for payments totaling $1.5 million. This amount was paid in full in 2001.

In 1998, the Company entered into an employment agreement with an employee and also granted a ten-year option to this employee to purchase 77,900 shares of the Company's common stock at an exercise price of $4.62 per share. An additional "fair market value" grant of options to purchase 319,200 shares of the Company's common stock was made to this employee in 1998, with an exercise price of $9.99 per share. The exercise prices of the respective options equaled or exceeded management's estimate of the fair value of the Company's stock at the dates of grant. In 2000, the Company entered into a termination agreement with this employee, canceling the employment agreement and the options. The termination agreement called for payments totaling approximately $0.4 million. The entire balance was paid as of December 31, 2001.

The Company presently has employment agreements with two officers. One employment agreement expires on July 30, 2004 and includes severance benefits equal to twelve months salary for this individual as well as a non-compete clause for a period of twelve months after termination. This employment agreement automatically renews for successive one-year terms unless terminated. The other employment agreement expires on December 31, 2003 and also includes severance benefits equal to twelve months salary for this individual as well as a non-compete clause for a period of twelve months after termination. This employment agreement is only renewable upon written agreement from the officer and the Company.

Lease Commitments - The Company's obligations under non-cancellable operating lease commitments as of December 31, 2002 totaled $3.9 million for 2003, $3.9 million for 2004, $1.1 million for 2005, $0.1 million for 2006, $0.1 million for 2007 and no amounts million thereafter. The majority of the obligation relates to the Company's charter of the Midnight Arrow.

The Company also leases real property in the normal course of business under varying operating leases that generally provide for fixed monthly rentals. Rent expense for the years ending December 31, 2002, 2001 and 2000 was $448,000, $420,000 and $306,000, respectively.

In early 2000, the Company commenced a five-year new-build charter for the Midnight Arrow, a DP-2 deepwater subsea construction vessel. The long-term charter is with Adams Offshore Ltd. and expires in March 2005. The charter amount includes the marine crew, maintenance and repairs, drydock costs and certain insurance coverages. Under the terms of the charter, the Company has the exclusive option to purchase the vessel for $8.25 million or the ability to extend the charter for an additional two years at the end of the charter period. This charter is being accounted for as an operating lease.

In May 2002, the Company entered into an agreement with Cable Shipping, Inc. to time charter a vessel, the G. Murray, under a three-year contract at a rate of $18,500 per day. The time charter commenced in the third quarter of 2002 and the vessel was renamed the Midnight Hunter. However, in January 2003, the Company terminated the time charter because of the vessel's failure to meet certain specifications outlined in the charter agreement. The Company filed a lawsuit as discussed below. The Company recognized a $0.9 million charge ($0.6 million net of the income tax effect) during the fourth quarter of 2002.

The Company has executed contracts with several critical equipment suppliers related to the conversion of the Midnight Express. These contracts aggregate $39.0 million, of which $6.8 million had been paid as of December 31, 2002, and are generally contingent upon the arrangement of permanent financing for the Midnight Express. In the event the Company terminates these contracts, the Company is required to pay certain of these suppliers' costs incurred to date plus 10% while other suppliers are entitled to the full value of the contract, depending upon the terms of the relevant agreement. The Company believes its present termination cost exposure on these contracts totals approximately $10.5 million. In addition, the Company has executed contracts with several suppliers for various equipment to be used in connection with the installation of a modular lay system on the Midnight Wrangler, as well as the addition thereon of accommodations and other equipment. These contracts aggregate $2.4 million, of which $0.8 million had been paid as of December 31, 2002, and the present termination cost exposure on these contracts totals approximately $1.3 million.

The Company also leases real property in the normal course of business under varying operating leases that generally provide for fixed monthly rentals. Rent expense for the years ending December 31, 2002, 2001 and 2000 was $448,000, $420,000 and $306,000, respectively.

Contingencies - The Company has been named as a defendant in a stockholder class action suit filed by purported stockholders regarding the Public Offering. This lawsuit, Karl L. Kapps, et. al. v. Torch Offshore, Inc. et. al., No. 02-00582, which seeks unspecified monetary damages, was filed on March 1, 2002 in U.S. District Court for the Eastern District of Louisiana. The lawsuit was dismissed on December 19, 2002 for failure to state a claim upon which relief could be granted. The plaintiff has appealed to the U.S. Court of Appeals for the Fifth Circuit. The Company believes the allegations in this lawsuit are without merit and intends to continue to vigorously defend this lawsuit. Even so, an adverse outcome in this class action litigation could have a material adverse effect on the Company's financial condition or results of operations.

The Company has been named as a defendant in a lawsuit (Bluffview Capital, LP v. Torch Offshore, Inc., No. 2002-7662, filed in the 134th Judicial District Court, Dallas County, Texas on August 26, 2002) brought by a former service provider. The plaintiff was originally hired to assist the Company in obtaining financing, among other services. The Company terminated the relationship and is disputing the plaintiff's interpretation of certain provisions regarding the services to be provided and the calculation of fees allegedly earned. The Company's management believes that it has complied with all of the provisions of the contract and intends to continue to vigorously defend its position in this matter. Nevertheless, an adverse outcome in the litigation could have an adverse effect on the Company's financial condition or results of operations.

The Company terminated the charter of the Midnight Hunter on January 24, 2003, as discussed above. The Company filed a lawsuit (Torch Offshore, L.L.C. v. The M/V Midnight Hunter and Cable Shipping, Inc., et al., No. 03-0343, filed in the United States District Court, Eastern District of Louisiana on February 4, 2003) seeking an order, which was granted by the court, attaching and arresting the Midnight Hunter as security for the Company's claims related to such termination. A $1.5 million standby letter of credit issued to secure the Company's payments under the charter remains outstanding. The claims will be settled by arbitration in London, England. The Company's management believes the amount of the claim is justified and we intend to vigorously pursue this matter. Nevertheless, an adverse outcome from the litigation/arbitration could have an adverse effect on our financial condition or results of operations.

In March 2003, the Company filed a lawsuit (Torch Offshore, Inc. v. Newfield Exploration Company, No. 03-0735, filed in the United States District Court, Eastern District of Louisiana on March 13, 2003) against Newfield Exploration Company (Newfield) claiming damages of approximately $2.1 million related to work completed for Newfield in the Gulf of Mexico at Grand Isle Block 103-A. The lawsuit alleges that the Company did not receive all compensation to which it was entitled pursuant to the contract. As of December 31, 2002, the Company has recorded an amount attributable to this claim based upon the Company's contractual rights under its agreement with Newfield. The Company intends to vigorously pursue the matter, the ultimate resolution of which could materially impact currently recorded amounts in the future.

Because of the nature of its business, the Company is subject to various other claims. The Company has engaged legal counsel to assist in defending all legal matters, and management intends to vigorously defend all claims. The Company does not believe, based on all available information, that the outcome of these matters will have a material effect on its financial condition or results of operations.

13. STOCKHOLDERS' EQUITY:

Treasury Stock - In August 2001, the Company's Board of Directors approved the repurchase of up to $5.0 million of the Company's outstanding common stock. Purchases will be made on a discretionary basis in the open market or otherwise over a period of time as determined by management subject to market conditions, applicable legal requirements and other factors. As of December 31, 2002, 709,868 shares had been repurchased at a total cost of approximately $4.2 million.

Stock Option Plan - The Company's 2001 Long-Term Incentive Plan authorizes 3.0 million shares of the Company's common stock to be granted to employees, directors and affiliates in the form of options, stock, phantom stock, performance based stock or stock appreciation rights. As of December 31, 2002, stock options covering 369,442 shares of common stock with a weighted average price of $11.80 per share, and 65,675 shares of restricted stock, both vesting generally over five years, were outstanding. Prior to the Public Offering grant, only stock option grants associated with the Company's predecessor were outstanding (see Note 12).

The following table shows the changes in options outstanding under the 2001 Long-Term Incentive Plan for the years ended December 31, 2002 and 2001:

                                                                              WEIGHTED
                                                          NUMBER OF       AVERAGE EXERCISE
                                                           OPTIONS             PRICE
                                                          ---------       ----------------
  Granted ...................................               255,943       $          16.00
  Cancelled .................................                32,188                  16.00
  Exercised .................................                    --                     --
                                                          ---------
Outstanding at December 31, 2001 ............               223,755                  16.00
  Granted ...................................               233,000                   8.50
  Cancelled .................................                87,313                  13.76
  Exercised .................................                    --                     --
                                                          ---------
Outstanding at December 31, 2002 ............               369,442       $          11.80
                                                          =========


The following table summarizes information on stock options outstanding and exercisable as of December 31, 2002, pursuant to the 2001 Incentive Plan:

                                               OPTIONS OUTSTANDING                                     OPTIONS EXERCISABLE
                             ----------------------------------------------------------         -----------------------------------
                                                     WEIGHTED
                                                     AVERAGE                WEIGHTED                                    WEIGHTED
       RANGE OF                SHARES               REMAINING               AVERAGE               SHARES                AVERAGE
    EXERCISE PRICES          OUTSTANDING         CONTRACTUAL LIFE        EXERCISE PRICE         EXERCISABLE          EXERCISE PRICE
    ---------------          -----------         ----------------        --------------         -----------          --------------
     $5.23 - $5.61              18,000               9.7 years                $5.28                    --                     --
         $8.77                 188,000               9.4 years                $8.77                 4,000                  $8.77
        $16.00                 163,442               8.4 years               $16.00                38,688                 $16.00

14. EMPLOYEE BENEFIT PLAN:

The Company has a 401(k) defined contribution plan whereby eligible employees are allowed to contribute on a tax deferred basis up to 15% of their compensation (subject to certain limitations) for investment within the plan. Earnings from the plan accumulate to the benefit of the employees on a tax-deferred basis. The Company matches employee contributions up to 6% of the respective employees' compensation. Plan participants vest in the Company's matching contributions over a five-year period. The amount contributed to the plan by the Company totaled $340,000 for 2002, $318,000 for 2001 and $341,000 for 2000.

15. QUARTERLY FINANCIAL DATA (UNAUDITED):

Following is a summary of consolidated interim financial results:

                                                                                 FISCAL YEAR 2002 QUARTERS
(in thousands, except per share data)                                 FIRST        SECOND        THIRD         FOURTH
                                                                    ----------   ----------    ----------    ----------

Revenues ........................................................   $   16,725   $   12,910    $   13,833    $   24,522
Operating Income (Loss) .........................................          799         (679)         (477)          733
Net Income (Loss) ...............................................          563         (414)         (298)          544
Net Income (Loss) Attributable to Common Stockholders ...........          563         (414)         (298)          544
Basic Earnings (Loss) Per Share .................................         0.04        (0.03)        (0.02)         0.04
Diluted Earnings (Loss) Per Share ...............................         0.04        (0.03)        (0.02)         0.04

                                                                                 FISCAL YEAR 2001 QUARTERS
                                                                      FIRST        SECOND        THIRD         FOURTH
                                                                    ----------   ----------    ----------    ----------

Revenues ........................................................   $   14,491   $   14,317    $   15,596    $   14,648
Operating Income (Loss) .........................................        1,680        1,546         1,334            (6)
Net Income (Loss) ...............................................          769       (2,384)          997            67
Net Income (Loss) Attributable to Common Stockholders ...........          655       (2,460)          997            67
Basic Earnings (Loss) Per Share .................................         0.09        (0.26)         0.07          0.01
Diluted Earnings (Loss) Per Share ...............................         0.09        (0.26)         0.07          0.01

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Arthur Andersen LLP, also referred to as Andersen, audited our financial statements for 2001 and had served as our independent accountants since 1997. On June 28, 2002, we dismissed Andersen, as our independent accountants effective as of that date. The decision to dismiss Andersen was recommended by the Audit Committee of the Board of Directors and was approved by the Board of Directors. Andersen ceased to practice before the SEC effective August 31, 2002.

Andersen's report on Torch Offshore, Inc.'s financial statements for the fiscal year ended December 31, 2001 did not contain an adverse opinion or disclaimer of opinion and was not qualified or modified as to uncertainty, audit scope or accounting principles. During the fiscal year ended December 31, 2001 and the period from January 1, 2002 through the date of Andersen's termination, there were no disagreements between us and Andersen on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of Andersen, pursuant to Item 304(a)(l)(v) of Regulation S-K, would have caused it to make reference to the subject matter of the disagreement in its report.

In June 2002, as required under the regulations of the SEC, we provided Andersen with a copy of our disclosure in connection with this matter and requested Andersen to furnish us with a letter addressed to the SEC stating whether it agreed with our statements and, if not, stating the respects in which it did not agree. Andersen's letter was filed as Exhibit 16.1 to our Current Report on Form 8-K filed with the SEC on July 3, 2002.

Effective June 28, 2002, we engaged Ernst & Young LLP as our new independent accountants for the fiscal year ended December 31, 2002. The decision to appoint Ernst & Young LLP was recommended by the Audit Committee of the Board of Directors and was approved by the Board of Directors. During the two fiscal years ended December 31, 2001 and December 31, 2000, and the subsequent interim period through June 28, 2002, we did not consult with Ernst & Young LLP regarding any of the matters or events set forth in Item 304(a)(2)(i) and (ii) of Regulation S-K.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required by this item is set forth under the captions "Election of Directors" and "Compliance with Section 16(a) of the Exchange Act" in the Company's definitive Proxy Statement (the "2003 Proxy Statement") for its annual meeting of stockholders to be held on May 15, 2003, which sections are incorporated herein by reference.

Pursuant to Item 401(b) of Regulation S-K, the information required by this item with respect to executive officers of the Company is set forth in Part I of this report.

ITEM 11. EXECUTIVE COMPENSATION

The information required by this item is set forth in the sections entitled "Election of Directors - Director Compensation" and "Executive Compensation" in the 2003 Proxy Statement, which sections are incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Except as set forth below, the information required by this item is set forth in the section entitled "Security Ownership of Certain Beneficial Owners and Management" in the 2003 Proxy Statement, which section is incorporated herein by reference.

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

The following table provides information as of December 31, 2002, with respect to equity compensation plans under which our common stock is authorized for issuance.


                                                                                                           NUMBER OF SECURITIES
                                                                                                          REMAINING AVAILABLE FOR
                                                     NUMBER OF SECURITIES TO      WEIGHTED AVERAGE     FUTURE ISSUANCE UNDER EQUITY
                                                     BE ISSUED UPON EXERCISE     EXERCISE PRICE OF          COMPENSATION PLANS
                                                     OF OUTSTANDING OPTIONS,    OUTSTANDING OPTIONS,       (EXCLUDING SECURITIES
                  PLAN CATEGORY                        WARRANTS AND RIGHTS      WARRANTS AND RIGHTS     REFLECTED IN FIRST COLUMN)
                  -------------                      -----------------------    -------------------    -----------------------------
Equity Compensation Plans Approved by
  Stockholders ......................................        369,442            $             11.80                       2,564,883
Equity Compensation Plans Not Approved
  by Stockholders ...................................             --                             --                              --
                                                             -------                                                      ---------
Total at December 31, 2002 ..........................        369,442            $             11.80                       2,564,883

See Note 13 to our financial statements for further information regarding the significant features of the above plan.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this item is set forth in the section entitled "Election of Directors - Certain Transactions" in the 2003 Proxy Statement, which section is incorporated herein by reference.

ITEM 14. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures. Our chief executive officer and chief financial officer, with the participation of management, have evaluated the effectiveness of our "disclosure controls and procedures" (as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of
1934) as of a date within 90 days prior to the filing of this quarterly report on Form 10-Q. Based on their evaluation, they have concluded that our disclosure controls and procedures are effective in alerting them in a timely manner to material information relating to Torch Offshore, Inc. required to be disclosed in our periodic Securities and Exchange Commission filings under the Securities Exchange Act of 1934.

Changes in Internal Controls. There were no significant changes in our internal controls or in other factors that could significantly affect these internal controls subsequent to the date of their evaluation, including any corrective actions taken with regard to significant deficiencies and material weaknesses.

                                     PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K


(a)      1.       FINANCIAL STATEMENTS:

         Reports of Independent Auditors .............................................................................   35
         Consolidated Balance Sheets as of December 31, 2002 and 2001 ................................................   37
         Consolidated Statements of Operations for the Years Ended December 31, 2002, 2001 and 2000 ..................   38
         Consolidated Statements of Changes in Stockholders' Equity for the Years Ended December 31,
           2002, 2001 and 2000 .......................................................................................   39
         Consolidated Statements of Cash Flows for the Years Ended December 31, 2002, 2001 and 2000 ..................   40
         Notes to Consolidated Financial Statements ..................................................................   41

         2.       FINANCIAL STATEMENT SCHEDULES:

         All other financial statement schedules are omitted because the information is not required or because the information required is in the financial statements or notes thereto.

         4(a).    EXHIBITS:

         The following exhibits are filed herewith unless otherwise indicated:

         *3.1     --       Certificate of Incorporation (Incorporated by reference to Exhibit 3.1 to the Company's
                           Registration Statement on Form S-1 (Registration No. 333-54120)).

         *3.2     --       Bylaws (Incorporated by reference to Exhibit 3.2 to the Company's Registration Statement on Form
                           S-1 (Registration No. 333-54120)).

         *3.3     --       Certificate of Amendment to Certificate of Incorporation (Incorporated by reference to Exhibit 3.3 to the Company's Registration Statement on Form S-1 (Registration No. 333-54120)).

         *4.1     --       Form of specimen common stock certificate (Incorporated by reference to Exhibit 4.1 to the
                           Company's Registration Statement on Form S-1 (Registration No. 333-54120)).

         *4.2     --       Registration Rights Agreement, dated June 6, 2001, among the Company, Friends of Lime Rock LP and
                           Riverside Investments LLC (Incorporated by reference to Exhibit 4.1 to the Company's Current
                           Report on Form 8-K filed June 12, 2001 (SEC File No. 000-32855)).

         *10.1    --       Contribution Agreement dated January 15, 2001 among Torch, Inc., Friends of Lime Rock LP,
                           Riverside Investments LLC and Torch Offshore, Inc. (Incorporated by reference to Exhibit 10.1 to the Company's Registration Statement on Form S-1 (Registration No. 333-54120)).

         *10.2    --       Torch Offshore, Inc. 2001 Long-Term Incentive Plan (Incorporated by reference to Exhibit 10.2 to the Company's Registration Statement on Form S-1 (Registration No. 333-54120)).

         *10.8    --       Form of Indemnification Agreement (Incorporated by reference to Exhibit 10.9 to the Company's
                           Registration Statement on Form S-1 (Registration No. 333-54120)).

         *10.10   --       Pipelay Services Contract between Union Oil Company of California and Torch, Inc., a Louisiana
                           corporation, dated January 4, 2001 (Incorporated by reference to Exhibit 10.12 to the Company's
                           Registration Statement on Form S-1 (Registration No. 333-54120)).

         *10.14   --       "Supplytime 89" - dated 31 May 2002 with respect to "G. Murray" TBN "Midnight Hunter"
                           (Incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the
                           period ended June 30, 2002).

         *10.15   --       Amendment No. 1 Dated 25 June 2002 to "Supplytime 89" - dated 31 May 2002 with respect to "G.
                           Murray" TBN "Midnight Hunter" (Incorporated by reference to Exhibit 10.2 to the Company's
                           Quarterly Report on Form 10-Q for the period ended June 30, 2002).

         *10.16   --       Loan Agreement By and Between Regions Bank and Torch Offshore, Inc. (Incorporated by reference to
                           Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the period ended September 30,
                           2002).

          *10.17  --       Memorandum of Agreement between Global Marine Systems Limited of East Saxon House and Torch
                           Offshore Inc. dated 27th November, 2002 (Incorporated by reference to Exhibit 99.2 to the
                           Company's Current Report on Form 8-K filed December 23, 2002).

          *10.18  --       Credit Facility Agreement between (1) Torch Offshore Inc. (2) Global Marine Systems Limited
                           Relating to the Vessel "Wave Alert" to be Renamed "Midnight Wrangler" (Incorporated by reference to Exhibit 99.3 to the Company's Current Report on Form 8-K filed December 23, 2002).

          *10.19  --       Assignment of Insurances between (1) Torch Offshore Inc., as Assignor, and (2) Global Marine
                           Systems Limited, as Assignee (Incorporated by reference to Exhibit 99.4 to the Company's Current
                           Report on Form 8-K filed December 23, 2002).

          *10.20  --       First Preferred Vanuatu Ship Mortgage on m.v. "Midnight Wrangler" formerly "Wave Alert" between
                           (1) Torch Offshore Inc., as Owner, and (2) Global Marine Systems Limited, as Mortgagee
                           (Incorporated by reference to Exhibit 99.5 to the Company's Current Report on Form 8-K filed
                           December 23, 2002).

           10.21  --       Conversion Contract between Davie Maritime, Inc., as Builder, and Torch Express L.L.C., as Owner,
                           dated December 3, 2002

           10.22  --       Loan Agreement by and among General Electric Capital Corporation ("Lender"), a Delaware
                           corporation, Torch Offshore, L.L.C. ("Borrower"), a Delaware limited liability company, and Torch
                           Offshore, Inc., a Delaware corporation ("Guarantor") and Promissory Note.

           10.23  --       Continuing Guaranty by Torch Offshore, Inc., a Delaware Corporation, in favor of General Electric
                           Capital Corporation, a Delaware Corporation, Guarantying the Indebtedness of Torch Offshore,
                           L.L.C.

           10.24  --       First Preferred Ship Mortgage Granted by Torch Offshore, L.L.C., Owner, in Favor of General
                           Electric Capital Corporation, Mortgagee, on the United States Flag Vessel Named Midnight Eagle.

           10.25  --       Employment Agreement between Torch Offshore, Inc. and Robert E. Fulton dated July 30, 2002


           10.26  --       Employment Agreement between Torch Offshore, Inc. and Willie J. Bergeron, Jr. dated December 31,
                           2002

           21.1   --       List of subsidiaries of the Company.

           23.1   --       Consent of Ernst & Young LLP.

           99.1   --       Certification by Lyle G. Stockstill to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906
                           of the Sarbanes-Oxley Act of 2002.

           99.2   --       Certification by Robert E. Fulton to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of
                           the Sarbanes-Oxley Act of 2002.

---------------

*  Incorporated by reference as indicated.

         4(b).    REPORTS ON FORM 8-K:

                  On December 23, 2002, we filed a report on Form 8-K, reporting under Item 2, announcing that we had entered into an agreement for the purchase of the Wave Alert, a 340-foot cable-laying dynamically positioned vessel, from Global Marine Shipping Limited and that we would rename the vessel the Midnight Wrangler.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on our behalf by the undersigned, thereunto duly authorized on March 25, 2003.


                                         TORCH OFFSHORE, INC.


Date: March 25, 2003                     By:       /s/ ROBERT E. FULTON
                                            -----------------------------------
                                                     Robert E. Fulton
                                                 Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


                     SIGNATURE                                              TITLE                                    DATE
-----------------------------------------------------    ----------------------------------------------        ---------------

               /s/ LYLE G. STOCKSTILL                          Chairman of the Board and Chief                  March 25, 2003
-----------------------------------------------------                 Executive Officer
                 Lyle G. Stockstill                             (Principal Executive Officer)


           /s/ LANA J. HINGLE STOCKSTILL                   Chief Administrative Officer, Secretary              March 25, 2003
-----------------------------------------------------                    and Director
             Lana J. Hingle Stockstill


                /s/ ROBERT E. FULTON                               Chief Financial Officer                      March 25, 2003
-----------------------------------------------------    (Principal Accounting and Financial Officer)
                  Robert E. Fulton


                /s/ WILLIE BERGERON                                Chief Operating Officer                      March 25, 2003
-----------------------------------------------------
                  Willie Bergeron


                 /s/ CURTIS LEMONS                                         Director                             March 25, 2003
-----------------------------------------------------
                   Curtis Lemons


                /s/ ANDREW L. MICHEL                                       Director                             March 25, 2003
-----------------------------------------------------
                  Andrew L. Michel


                 /s/ JOHN REYNOLDS                                         Director                             March 25, 2003
-----------------------------------------------------
                   John Reynolds


                  /s/ KEN WALLACE                                          Director                             March 25, 2003
-----------------------------------------------------
                    Ken Wallace

                                 CERTIFICATIONS

      CERTIFICATIONS REQUIRED BY RULE 13A-14 UNDER THE SECURITIES EXCHANGE
                                  ACT OF 1934

I, Lyle G. Stockstill, certify that:

         1. I have reviewed this annual report on Form 10-K of Torch Offshore, Inc.;

         2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

         3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

         4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

                  (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

                  (b) evaluated the effectiveness of the registrant's disclosure controls and procedures based on the evaluation as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

                  (c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

         5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

                  (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

                  (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

         6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:  March 25, 2003         /s/ Lyle G. Stockstill
                              -------------------------------------------------
                              Lyle G. Stockstill
                              Chairman of the Board and Chief Executive Officer

I, Robert E. Fulton, certify that:

         1. I have reviewed this annual report on Form 10-K of Torch Offshore, Inc.;

         2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

         3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

         4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

                  (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

                  (b) evaluated the effectiveness of the registrant's disclosure controls and procedures based on the evaluation as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

                  (c) presented in this annual report their conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

         5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

                  (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

                  (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

         6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:  March 25, 2003                          /s/ ROBERT E. FULTON
                                               -----------------------
                                               Robert E. Fulton
                                               Chief Financial Officer

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

       Remotely operated       Robotic vehicle that is manipulated from a mother ship, via an
          vehicle:             umbilical, in order to perform tasks and increase the efficiency of subsea operations at depths where the use of divers is either unsafe, uneconomical or technically impossible.

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

       Spud:                   A metal fabricated pole driven into the mud to hold a barge stationary. At least two spuds are needed to hold a barge in position. Spuds are useful in water depths up to 25 feet.

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


                                 EXHIBIT INDEX

         EXHIBIT
         NUMBER            DESCRIPTION
         ------            -------------------------------------------------------------------------------------------------

         *3.1     --       Certificate of Incorporation (Incorporated by reference to Exhibit 3.1 to the Company's
                           Registration Statement on Form S-1 (Registration No. 333-54120)).

         *3.2     --       Bylaws (Incorporated by reference to Exhibit 3.2 to the Company's Registration Statement on Form
                           S-1 (Registration No. 333-54120)).

         *3.3     --       Certificate of Amendment to Certificate of Incorporation (Incorporated by reference to Exhibit 3.3 to the Company's Registration Statement on Form S-1 (Registration No. 333-54120)).

         *4.1     --       Form of specimen common stock certificate (Incorporated by reference to Exhibit 4.1 to the
                           Company's Registration Statement on Form S-1 (Registration No. 333-54120)).

         *4.2     --       Registration Rights Agreement, dated June 6, 2001, among the Company, Friends of Lime Rock LP and
                           Riverside Investments LLC (Incorporated by reference to Exhibit 4.1 to the Company's Current
                           Report on Form 8-K filed June 12, 2001 (SEC File No. 000-32855)).

         *10.1    --       Contribution Agreement dated January 15, 2001 among Torch, Inc., Friends of Lime Rock LP,
                           Riverside Investments LLC and Torch Offshore, Inc. (Incorporated by reference to Exhibit 10.1 to the Company's Registration Statement on Form S-1 (Registration No. 333-54120)).

         *10.2    --       Torch Offshore, Inc. 2001 Long-Term Incentive Plan (Incorporated by reference to Exhibit 10.2 to the Company's Registration Statement on Form S-1 (Registration No. 333-54120)).

         *10.8    --       Form of Indemnification Agreement (Incorporated by reference to Exhibit 10.9 to the Company's
                           Registration Statement on Form S-1 (Registration No. 333-54120)).

         *10.10   --       Pipelay Services Contract between Union Oil Company of California and Torch, Inc., a Louisiana
                           corporation, dated January 4, 2001 (Incorporated by reference to Exhibit 10.12 to the Company's
                           Registration Statement on Form S-1 (Registration No. 333-54120)).

         *10.14   --       "Supplytime 89" - dated 31 May 2002 with respect to "G. Murray" TBN "Midnight Hunter"
                           (Incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the
                           period ended June 30, 2002).

         *10.15   --       Amendment No. 1 Dated 25 June 2002 to "Supplytime 89" - dated 31 May 2002 with respect to "G.
                           Murray" TBN "Midnight Hunter" (Incorporated by reference to Exhibit 10.2 to the Company's
                           Quarterly Report on Form 10-Q for the period ended June 30, 2002).

         *10.16   --       Loan Agreement By and Between Regions Bank and Torch Offshore, Inc. (Incorporated by reference to
                           Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the period ended September 30,
                           2002).

          *10.17  --       Memorandum of Agreement between Global Marine Systems Limited of East Saxon House and Torch
                           Offshore Inc. dated 27th November, 2002 (Incorporated by reference to Exhibit 99.2 to the
                           Company's Current Report on Form 8-K filed December 23, 2002).

          *10.18  --       Credit Facility Agreement between (1) Torch Offshore Inc. (2) Global Marine Systems Limited
                           Relating to the Vessel "Wave Alert" to be Renamed "Midnight Wrangler" (Incorporated by reference to Exhibit 99.3 to the Company's Current Report on Form 8-K filed December 23, 2002).

          *10.19  --       Assignment of Insurances between (1) Torch Offshore Inc., as Assignor, and (2) Global Marine
                           Systems Limited, as Assignee (Incorporated by reference to Exhibit 99.4 to the Company's Current
                           Report on Form 8-K filed December 23, 2002).

          *10.20  --       First Preferred Vanuatu Ship Mortgage on m.v. "Midnight Wrangler" formerly "Wave Alert" between
                           (1) Torch Offshore Inc., as Owner, and (2) Global Marine Systems Limited, as Mortgagee
                           (Incorporated by reference to Exhibit 99.5 to the Company's Current Report on Form 8-K filed
                           December 23, 2002).

           10.21  --       Conversion Contract between Davie Maritime, Inc., as Builder, and Torch Express L.L.C., as Owner,
                           dated December 3, 2002

           10.22  --       Loan Agreement by and among General Electric Capital Corporation ("Lender"), a Delaware
                           corporation, Torch Offshore, L.L.C. ("Borrower"), a Delaware limited liability company, and Torch
                           Offshore, Inc., a Delaware corporation ("Guarantor") and Promissory Note.

           10.23  --       Continuing Guaranty by Torch Offshore, Inc., a Delaware Corporation, in favor of General Electric
                           Capital Corporation, a Delaware Corporation, Guarantying the Indebtedness of Torch Offshore,
                           L.L.C.

           10.24  --       First Preferred Ship Mortgage Granted by Torch Offshore, L.L.C., Owner, in Favor of General
                           Electric Capital Corporation, Mortgagee, on the United States Flag Vessel Named Midnight Eagle.

           10.25  --       Employment Agreement between Torch Offshore, Inc. and Robert E. Fulton dated July 30, 2002

           10.26  --       Employment Agreement between Torch Offshore, Inc. and Willie J. Bergeron, Jr. dated December 31,
                           2002

           21.1   --       List of subsidiaries of the Company.

           23.1   --       Consent of Ernst & Young LLP.

           99.1   --       Certification by Lyle G. Stockstill to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906
                           of the Sarbanes-Oxley Act of 2002.

           99.2   --       Certification by Robert E. Fulton to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of
                           the Sarbanes-Oxley Act of 2002.

---------------
* Incorporated by reference as indicated.