Form 10-Q
period 2003-03-31
TORCH OFFSHORE INC
filed 2003-05-14
CIK 1129650

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C.  20549
                          ____________

                            FORM 10-Q
(Mark One)
     [x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended March 31, 2003

                               OR

     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
         THE SECURITIES EXCHANGE ACT OF 1934

          For the transition period from _______ to _______
                           ___________

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

The number of shares of the registrant's common stock outstanding as of May 9, 2003 was 12,635,030, par value $0.01 per share.


                      TORCH OFFSHORE, INC.

                        TABLE OF CONTENTS



                                                               Page
      Part I.  Financial Information

        Item 1. Financial Statements.

                Condensed Consolidated Balance Sheets as of
                  March 31, 2003 and December 31, 2002           3

                Condensed Consolidated Statements of
                  Operations for the Three Months Ended
                  March 31, 2003 and 2002                        4

                Condensed Consolidated Statements of Cash
                  Flows for the Three Months Ended
                  March 31, 2003 and 2002                        5

                Notes to Condensed Consolidated Financial
                  Statements                                     6

        Item 2. Management's Discussion and Analysis of
                  Financial Condition and Results of Operations 11


        Item 3. Quantitative and Qualitative Disclosures About
                  Market Risk                                   17

        Item 4. Controls and Procedures                         17

      Part II.  Other Information

        Item 1. Legal Proceedings                               18

        Item 2. Changes in Securities and Use of Proceeds       18

        Item 6. Exhibits and Reports on Form 8-K                19

                Signature                                       19

                Certifications                                  19

                Exhibit Index                                   22




                 PART I.  FINANCIAL INFORMATION

Item 1.   Financial Statements.

                      TORCH OFFSHORE, INC.
              CONDENSED CONSOLIDATED BALANCE SHEETS
                         (in thousands)

                                        March 31, December 31,
                                           2003       2002
                                        ---------  ---------
                                      (Unaudited) (see Note 1)
Assets
CURRENT ASSETS:
 Cash and cash equivalents              $     800  $     327
 Accounts receivable --
     Trade, less allowance for doubtful
       accounts                            17,443     25,226
     Other                                     40         37
 Costs and estimated earnings in excess
   of billings on uncompleted contracts     2,288      2,036
 Prepaid expenses and other                 3,461      3,747
                                        ---------  ---------
     Total current assets                  24,032     31,373
PROPERTY AND EQUIPMENT, at cost,
  less accumulated depreciation            85,430     67,561
DEFERRED DRYDOCKING CHARGES, at cost,
  less accumulated amortization             2,209      2,831
OTHER ASSETS                                1,390        139
                                        ---------  ---------
     Total assets                       $ 113,061  $ 101,904
                                        =========  =========

Liabilities and Stockholders' Equity
CURRENT LIABILITIES:
 Accounts payable -- trade              $   4,803  $   7,677
 Accrued expenses                           3,108      3,696
 Accrued payroll and related taxes          1,306        857
 Financed insurance premiums                1,884      2,553
 Deferred income taxes                        287        287
 Current portion of long-term debt          2,721         14
 Receivable line of credit                     --      4,271
                                        ---------  ---------
     Total current liabilities             14,109     19,355

DEFERRED INCOME TAXES                       2,672      2,636

LONG-TERM DEBT, less current portion       16,318         46

COMMITMENTS AND CONTINGENCIES (Note 6)

STOCKHOLDERS' EQUITY                       79,962     79,867
                                        ---------  ---------
     Total liabilities and
       stockholders' equity             $ 113,061  $ 101,904
                                        =========  =========

 The accompanying notes are an integral part of these condensed consolidated financial statements.


                      TORCH OFFSHORE, INC.
   CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
              (in thousands, except per share data)


                                     Three Months
                                    Ended March 31,
                                 --------------------
                                   2003        2002
                                   ----        ----
Revenues                         $ 17,029   $ 16,725
Cost of revenues:
 Cost of sales                     13,745     12,746
 Depreciation and amortization      1,827      1,930
 General and administrative
   expenses                         1,355      1,250
                                 --------   --------
        Total cost of revenues     16,927     15,926
                                 --------   --------
Operating income                      102        799
                                 --------   --------
Other income (expense):
    Interest expense                   --        (35)
    Interest income                     1        102
                                 --------   --------
        Total other income              1         67
                                 --------   --------
Income before income taxes            103        866
Income tax expense                    (36)      (303)
                                 --------   --------
Net income attributable to
  common stockholders            $    67    $    563
                                 ========   ========

Net income per common share:
    Basic                        $  0.01    $   0.04
                                 =======    ========
    Diluted                      $  0.01    $   0.04
                                 =======    ========

Weighted average common stock
  outstanding:
    Basic                         12,635      12,833
                                 =======    ========
    Diluted                       12,641      12,833
                                 =======    ========

 The accompanying notes are an integral part of these condensed consolidated financial statements.


                      TORCH OFFSHORE, INC.
   CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
                         (in thousands)

                                             Three Months
                                            Ended March 31,
                                          -----------------
                                            2003     2002
                                            ----     ----
Cash flows provided by (used in)
  operating activities:
Net income                               $    67   $   563
  Depreciation and amortization            1,827     1,930
  Deferred income tax provision               36       303
  Deferred drydocking costs incurred          --    (1,359)
 (Increase) decrease in working capital:
  Accounts receivable                      7,780    (4,757)
  Costs and estimated earnings in
    excess of  billings on
    uncompleted contracts                   (252)    1,000
  Prepaid expenses, net of financed
    portion                                 (383)      (51)
  Accounts payable - trade                (2,874)    1,119
  Accrued payroll and related taxes          449       611
  Accrued expenses and other                (559)      416
                                         -------   -------
Net cash provided by (used in)
  operating activities                     6,091      (225)
                                         -------   -------

Cash flows used in investing activities:
  Purchases of property and equipment     (9,345)   (2,016)
                                         -------   -------
Net cash used in investing activities     (9,345)   (2,016)
                                         -------   -------

Cash flows provided by (used in)
  financing activities:
  Net payments on receivable line of
    credit                                (4,271)       --
  Net proceeds from long-term debt         7,998        --
  Treasury stock purchases                    --    (1,431)
                                         -------   -------
Net cash provided by (used in)
  financing activities                     3,727    (1,431)
                                         -------   -------

Net increase (decrease) in cash and
  cash equivalents                           473    (3,672)
Cash and cash equivalents at beginning
  of period                                  327    24,493
                                         -------   -------
Cash and cash equivalents at end of
  period                                 $   800   $20,821
                                         =======   =======

Interest paid (net of amounts
  capitalized)                           $    --   $    35
                                         =======   =======

Income taxes paid                        $    --   $    --
                                         =======   =======

Supplementary non-cash investing
  activities:
  Purchase of Midnight Wrangler          $(9,731)  $    --
                                         =======   =======

The accompanying notes are an integral part of these condensed consolidated financial statements.


                      TORCH OFFSHORE, INC.
      NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                           (Unaudited)

1.   Organization and Basis of Presentation:
The interim condensed consolidated financial statements included herein have been prepared by Torch Offshore, Inc. (a Delaware corporation) and are unaudited, except for the balance sheet at December 31, 2002, which has been prepared from the Company's previously audited financial statements. The balance sheet at December 31, 2002 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. The condensed consolidated financial statements of Torch Offshore, Inc. include its wholly-owned subsidiaries Torch Offshore, L.L.C. and Torch Express L.L.C., (collectively, the "Company"). Management believes that the unaudited interim financial statements include all adjustments (such adjustments consisting only of a normal recurring nature) necessary for fair presentation. Certain information and note disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to those rules and regulations. The results for the three months ended March 31, 2003 are not necessarily indicative of the results to be expected for the entire year. The interim financial statements included herein should be read in conjunction with the audited financial statements and notes thereto together with Management's Discussion and Analysis of Financial Condition and Results of Operations included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2002. Certain prior period amounts have been reclassified to conform to current period presentation.

The Company provides integrated pipeline installation, subsea construction and support services to the offshore oil and natural gas industry, primarily in the United States Gulf of Mexico (the "Gulf of Mexico"). The Company's focus has been providing services primarily for oil and natural gas production in water depths of 20 to 300 feet in the Gulf of Mexico (the "Shelf"). Over the past few years, the Company has expanded its operations, fleet capabilities and management expertise in order to enable it to provide deeper water services analogous to those services it provides on the Shelf.

In June 2001, the Company completed its initial public offering (the "Public Offering") of 5.0 million shares of its common stock at $16.00 per share, raising gross proceeds of $80.0 million; net proceeds were $72.6 million after underwriting commission and discounts and expenses totaling $7.4 million.

2.   Stockholders' Equity:
Treasury Stock - In August 2001, the Company's Board of Directors approved the repurchase of up to $5.0 million of the Company's outstanding common stock. Purchases are made on a discretionary basis in the open market or otherwise over a period of time as determined by management, subject to market conditions, applicable legal requirements and other factors. As of March 31, 2003, 709,868 shares had been repurchased at a total cost of $4.2 million.

Stock Option Plan - The Company has a long-term incentive plan under which 3.0 million shares of the Company's common stock are authorized to be granted to employees and affiliates. The awards can be in the form of options, stock, phantom stock, performance-based stock or stock appreciation rights. As of March 31, 2003, stock options covering 360,161 shares of common stock with a weighted average price of $11.87 per share, and 62,815 shares of restricted stock, both vesting generally over five years, were outstanding.

3.   Earnings Per Share:
The  Company follows Statement of Financial Accounting  Standards
(SFAS) No. 128, "Earnings per Share." Basic earnings per share is calculated by dividing income attributable to common stockholders by the weighted-average number of common shares outstanding for the applicable period, without adjustment for potential common shares outstanding in the form of options, warrants, convertible securities or contingent stock agreements. For calculation of diluted earnings per share, the number of common shares outstanding are increased (if deemed dilutive) by the number of additional common shares that would have been outstanding if the dilutive potential common shares had been issued, determined using the treasury stock method where appropriate.

Common stock equivalents (related to stock options) excluded from the calculation of diluted earnings per share, because they were anti-dilutive, were approximately 350,000 shares and 229,000 shares for the first quarters of 2003 and 2002, respectively.

4.   Stock-Based Compensation:
The Company accounts for its stock-based compensation in relation to the 2001 Long-Term Incentive Plan in accordance with Accounting Principles Board Opinion (APB) No. 25, "Accounting for Stock Issued to Employees." However, SFAS No. 123, "Accounting for Stock-Based Compensation," and SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure - An Amendment of SFAS No. 123", permit the intrinsic value-based method prescribed by APB No. 25, but require additional disclosures, including pro forma calculations of earnings and net earnings per share as if the fair-value method of accounting prescribed by SFAS No. 123 had been applied. If compensation expense had been determined using the fair-value method in SFAS No. 123, the Company's net income and earnings per share would have been as shown in the pro forma amounts below:

                                                 Three Months
                                                    Ended
(in thousands, except per share data)             March 31,
-------------------------------------------------------------
                                                 2003    2002
                                                 ----    ----
Net income (loss) attributable to common
  stockholders:
  As reported                                  $   67  $  563
  Pro forma                                    $  (21) $  494

Basic earnings (loss) per share:
  As reported                                  $ 0.01  $ 0.04
  Pro forma                                    $(0.00) $ 0.04

Diluted earnings (loss) per share:
  As reported                                  $ 0.01  $ 0.04
  Pro forma                                    $(0.00) $ 0.04

Stock-based employee compensation cost, net of
  tax, included in net income as reported      $   47  $   26

Stock-based employee compensation cost, net of
  tax, that would have been included in net
  income if the fair value-based method had
  been applied                                 $  135  $   95

5.   Debt:
In July 2002, the Company entered into a $35.0 million bank facility (the "Bank Facility") consisting of a $25.0 million asset-based five-year revolving credit facility and a $10.0 million accounts receivable-based working capital facility with Regions Bank. The interest on the Bank Facility is the London Interbank Offered Rate (LIBOR) plus a range of 1.75% to 2.25%, depending on the level of the consolidated leverage ratio (as defined) measured on a quarterly basis. Borrowings under the Bank Facility are secured by first preferred ship mortgage liens on a portion of the Company's fleet and a pledge of the Company's accounts receivable. Amounts outstanding under the accounts receivable-based working capital facility may not exceed 85% of eligible trade accounts receivable. Under the terms of the Bank Facility, the Company must maintain tangible net worth of at least $60.0 million, a minimum debt service coverage ratio of at least 1.20 to 1, a consolidated leverage ratio of no more than
2.00 to 1 and a consolidated current ratio of at least 1.30 to 1. The Company had no borrowings under the $10.0 million accounts receivable-based working capital facility as of March 31, 2003. In addition, the Company issued a $1.5 million standby letter of credit as security for the charter payments due under the charter agreement for the Midnight Hunter against the $10.0 million accounts receivable-based working capital facility and a $2.7 million standby letter of credit as security for payments related to a crane to be constructed as part of the Midnight Express conversion against the $25.0 million asset-based five-year revolving credit facility.

In April 2003, the Company finalized a 15-month credit line to finance the conversion of the Midnight Express (the "Finance Facility"). The credit line will convert into a three-year term loan facility upon completion of the conversion of the Midnight Express. The Finance Facility commitment is equally provided by Regions Bank and Export Development Canada (EDC) ($30.0 million participation by each). As part of the terms and conditions of the Finance Facility, Regions Bank restructured the $25.0 million asset-based five-year revolving credit facility discussed above and made this part of the Finance Facility. The Company continues to have available the $10.0 million accounts receivable-based working capital facility discussed above from Regions Bank. In addition, the $2.7 million standby letter of credit as security for payments related to a crane to be constructed as part of the Midnight Express conversion was transferred to the Finance Facility.

The interest rate for the construction financing is based upon the consolidated leverage ratio of the Company and ranges from LIBOR plus a spread of 3.00% to 3.50% based upon these levels. The Company is providing collateral in the form of the Midnight Express as well as a first preferred ship mortgage on the Midnight Fox, Midnight Star, Midnight Dancer, Midnight Carrier, Midnight Brave and Midnight Rider. The Company has to adhere to various conditions including maintaining a tangible net worth of at least $60.0 million, a minimum debt service coverage ratio of at least 1.20 to 1, a consolidated leverage ratio of no more than
2.00 to 1 and a consolidated current ratio of 1.30 to 1. The Company is not allowed to incur additional debt over $8.0 million without consent from Regions Bank.

The term loan facility of the Finance Facility is a three-year debt structure with a 10-year amortization payment schedule with semi-annual payments. The pricing for this facility is 3.25% over LIBOR. Regions Bank and EDC will require the Company to maintain the same collateral and covenants as included in the construction financing depicted above.

In December 2002, the Company entered into a purchase agreement with Global Marine for the Midnight Wrangler at a cost of approximately $10.8 million. The Company took delivery of the vessel in March 2003. The purchase of the vessel was financed by Global Marine over a five-year period with monthly payments, including 7% per annum interest, of approximately $0.2 million plus a $1.0 million payment at the purchase date in March 2003 and another $1.0 million payment at the end of the five-year period.

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

6.   Commitments and Contingencies:
The Company has been named as a defendant in a stockholder class action suit filed by purported stockholders regarding the Public Offering. This lawsuit, Karl L. Kapps, et. al. v. Torch Offshore, Inc. et. al., No. 02-00582, which seeks unspecified monetary damages, was filed on March 1, 2002 in U.S. District Court for the Eastern District of Louisiana. The lawsuit was dismissed on December 19, 2002 for failure to state a claim upon which relief could be granted. The plaintiff has appealed to the U.S. Court of Appeals for the Fifth Circuit. The Company believes the allegations in this lawsuit are without merit and intends to continue to vigorously defend this lawsuit. Even so, an adverse outcome in this class action litigation could have a material adverse effect on the Company's financial condition or results of operations.

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

The Company terminated the charter of the Midnight Hunter on January 24, 2003, as discussed below. The Company filed a lawsuit (Torch Offshore, L.L.C. v. The M/V Midnight Hunter and Cable Shipping, Inc., et al., No. 03-0343, filed in the United States District Court, Eastern District of Louisiana on February 4,
2003) seeking an order, which was granted by the court, attaching and arresting the Midnight Hunter as security for the Company's claims related to such termination. A $1.5 million standby letter of credit issued to secure the Company's payments under the charter remains outstanding. The claims will be settled by arbitration in London, England. The Company's management believes the amount of the claim is justified and we intend to vigorously pursue this matter. Nevertheless, an adverse outcome from the litigation/arbitration could have an adverse effect on our financial condition or results of operations.

In  March 2003, the Company filed a lawsuit (Torch Offshore, Inc.
v. Newfield Exploration Company, No. 03-0735, filed in the United States District Court, Eastern District of Louisiana on March 13,
2003) against Newfield Exploration Company (Newfield) claiming damages of approximately $2.1 million related to work completed for Newfield in the Gulf of Mexico at Grand Isle Block 103-A. The lawsuit alleges that the Company did not receive all compensation to which it was entitled pursuant to the contract. As of March 31, 2003, the Company has recorded an amount attributable to this claim based upon the Company's contractual rights under its agreement with Newfield. The Company intends to vigorously pursue this matter, the ultimate resolution of which could materially impact currently recorded amounts in the future.

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

In May 2002, the Company entered into an agreement with Cable Shipping, Inc. to time charter a vessel, the G. Murray, under a three-year contract at a rate of $18,500 per day. The time charter commenced in the third quarter of 2002 and the vessel was renamed the Midnight Hunter. However, in January 2003, the Company terminated the time charter because of the vessel's failure to meet certain specifications outlined in the charter agreement. The Company filed a lawsuit as discussed above.

The Company has executed contracts with several critical equipment suppliers related to the conversion of the Midnight Express. The remaining outstanding contracts aggregate $37.2 million, of which $8.4 million had been paid as of March 31, 2003. In the event the Company terminates these contracts, the Company is required to pay certain of these suppliers' costs incurred to date plus 10% while other suppliers are entitled to the full value of the contract, depending upon the terms of the relevant agreement. The Company believes its present termination cost exposure on these contracts totals approximately $18.1 million. During April 2003, the Company entered into a contract with Davie Maritime Inc. of Quebec, Canada to complete the conversion of the Midnight Express at a contract value of $25.6 million ($37.0 million inclusive of assigned critical equipment supplier contracts discussed earlier). In addition, the Company has executed contracts with several suppliers for various equipment to be used in connection with the installation of a modular lay system on the Midnight Wrangler, as well as the addition thereon of accommodations and other equipment. The remaining outstanding contracts aggregate $1.7 million, of which $0.9 million had been paid as of March 31, 2003, and the present termination cost exposure on these contracts totals approximately $0.8 million.

7.   New Accounting Standards:
In July 2001, the Financial Accounting Standards Board (FASB) issued SFAS No. 143, "Accounting for Asset Retirement Obligations," effective for fiscal years beginning after June 15, 2002. This statement requires the Company to record the fair value of liabilities related to future asset retirement obligations in the period the obligation is incurred. The Company adopted SFAS No. 143 on January 1, 2003, which did not impact its financial position or results of operations.

In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections," which revises current guidance with respect to gains and losses on early extinguishment of debt. Under SFAS No. 145, gains and losses on early extinguishment of debt are not treated as extraordinary items unless they meet the criteria for extraordinary treatment in APB No. 30. The Company adopted SFAS No. 145 effective January 1, 2003, and as a result, will be required to reclassify the extraordinary losses on early extinguishment of debt from prior periods in future filings as these amounts will no longer qualify for extraordinary treatment under SFAS No. 145.

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


Item 2.     Management's Discussion and Analysis of Financial
              Condition and Results of Operations.

The following discussion and analysis should be read in conjunction with our Consolidated Financial Statements and Management's Discussion and Analysis of Financial Condition and Results of Operations contained in our Annual Report on Form 10-K for the fiscal year ended December 31, 2002, and the unaudited interim condensed consolidated financial statements and related notes contained in "Item 1. Financial Statements" above.

This Quarterly Report on Form 10-Q contains statements that are "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 and Section 21E of the Securities Exchange Act of 1934, as amended, concerning, among other things, our prospects, expected revenues, expenses and profits, developments and business strategies for our operations, all of which are subject to certain risks, uncertainties and assumptions. Our actual results may differ materially from those expressed or implied in this Form 10-Q. Many of these factors are beyond our ability to control or predict. Accordingly, we caution investors not to place undue reliance on forward-looking statements. There is no assurance that our expectations will be realized. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2002 under the captions "Forward-Looking Statements" and "Item 1. Business - Risk Factors."

GENERAL

Torch Offshore, Inc. provides subsea construction services in connection with the in-field development of offshore oil and natural gas reservoirs. We are a leading service provider in our market niche of installing and maintaining small diameter flowlines and related infrastructure on the Continental Shelf of the Gulf of Mexico (the "Shelf"). Over the last few years, we have expanded our operations, fleet capabilities and management expertise to enable us to provide deeper water services analogous to the services we provide on the Shelf.

Since 1997, we have increased the size of our total fleet from three to eleven construction and service vessels. In 2002, we completed the acquisition of a 520-foot vessel from Smit
International. This vessel will be converted to a dynamically positioned (DP-2) offshore construction vessel with our patented pipelay system and renamed the Midnight Express. In December 2002, we committed to purchase a cable-lay vessel, renamed the Midnight Wrangler, for the purpose of deepwater pipelay and subsea construction. We took possession of this vessel in March 2003. This vessel will enter our active fleet during the second quarter of 2003 after various modifications to the vessel are made.

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

Factors Affecting Results of Operations
The demand for subsea construction services primarily depends upon the prices of oil and natural gas. These prices reflect the general condition of the industry and influence the willingness of our customers to spend capital to develop oil and natural gas reservoirs. We are unable to predict future oil and natural gas prices or the level of offshore construction activity related to the industry. In addition to the prices of oil and natural gas, we use the following leading indicators, among others, to forecast the demand for our services:

-    the offshore mobile and jack-up rig counts;

- forecasts of capital expenditures by major and independent oil and natural gas companies; and

-    recent lease sale activity levels.

Even when demand for subsea construction services is strong, several factors may affect our profitability, including the following:

-    competition;

-    equipment and labor productivity;

-    weather conditions;

-    contract estimating uncertainties;

-    global economic and political circumstances; and

-    other risks inherent in marine construction.

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

In the life of an offshore field, capital is allocated to the development of a well following a commercial discovery. The time that elapses between a successfully drilled well and the development phase, in which we participate, varies depending on the water depth of the field. On the Shelf, demand for our services generally follows drilling activities by three to twelve months. We have noticed that demand for pipeline installation for deepwater projects exceeding 1,000 feet of water depth generally follows drilling activities by at least eighteen months to three years. These deepwater installations typically require much more engineering design work than Shelf installations.

RESULTS OF OPERATIONS

Comparison of the Quarter Ended March 31, 2003 to the Quarter
  Ended March 31, 2002
Revenues. Revenues were $17.0 million for the three months ended March 31, 2003 compared to $16.7 million for the three months ended March 31, 2002, an increase of 1.8%. The increase in first quarter 2003 revenues was caused by the increase in average pricing realizations (revenues divided by revenue days) offset by the overall decline in the utilization of our fleet during the period. Average pricing realizations in the first quarter of 2003 were 12.6% higher than the average pricing realizations in the first quarter of 2002. However, the number of revenue days worked declined 9.6% between periods. Our fleet worked 490 revenue days in the first quarter of 2003 resulting in a utilization rate of 61%, compared to 542 revenue days worked in the three months ended March 31, 2002, or a 75% utilization rate. The Midnight Runner, which is now commissioned to work only in State waters, had no utilization in the first quarter of 2003 versus 76 revenue days in the year ago quarter. Also contributing to the decrease in utilization was the Midnight Star, which worked only 45 revenue days in the first quarter of 2003 as opposed to 82 revenue days in the year ago quarter. However, utilization of the Midnight Eagle increased to 79 revenue days in the first quarter of 2003 versus only 20 revenue days of utilization in the first quarter of 2002.

Gross Profit. Gross profit (defined as revenues less cost of sales) was $3.3 million (19.3% of revenues) for the three months ended March 31, 2003, compared to $4.0 million (23.8% of revenues) for the three months ended March 31, 2002. Cost of sales consists of job related costs such as vessel wages, insurance and repairs and maintenance. The decrease in the gross profit margin was primarily caused by the decline in utilization of our fleet as discussed above, higher wages, an increase in insurance costs and higher repair and maintenance costs than in the year-ago quarter. In addition, included in cost of sales were $0.7 million of additional costs related to the termination of the Midnight Hunter charter.

Depreciation and Amortization. Depreciation and amortization expense was $1.8 million for the three months ended March 31, 2003 compared to $1.9 million for the three months ended March 31, 2002, a decrease of 5.3%. This minimal decrease was a result of less amortization of drydock costs in the first quarter of 2003 as compared to the first quarter of 2002.

General and Administrative Expenses. General and administrative expenses totaled $1.4 million (8.0% of revenues) for the three months ended March 31, 2003 compared to $1.3 million (7.5% of revenues) for the three months ended March 31, 2002. The first quarter 2003 general and administrative expenses were higher due to increases in legal expenses and franchise taxes offset slightly by a decline in consulting fees.

Interest Income, Net. Net interest income was $1,000 for the three months ended March 31, 2003 compared to net interest income of $0.1 million for the three months ended March 31, 2002. The decline in net interest income reflects the lower cash balances in the first quarter of 2003 versus the year-ago period because of the usage of cash related to the expansion of our fleet and the purchase and conversion of the Midnight Express. We capitalized all of our first quarter 2003 interest costs, totaling $0.1 million, in relation to the conversion of the Midnight Express.

Income Taxes. We recorded a $36,000 expense (a 35% effective tax rate) during the three months ended March 31, 2003. We recorded a $0.3 million expense (a 35% effective tax rate) during the three months ended March 31, 2002.

Net Income Attributable to Common Stockholders. Net income to common stockholders for the three months ended March 31, 2003 was $0.1 million, compared with a net income to common stockholders of $0.6 million for the three months ended March 31, 2002.

LIQUIDITY AND CAPITAL RESOURCES

In June 2001, we completed an initial public offering (the "Public Offering") of 5.0 million shares of our common stock for gross proceeds of $80.0 million; net proceeds were $72.6 million after underwriting commission and discounts and expenses. We subsequently retired all debt, purchased and drydocked the Midnight Rider, and initiated the detailed engineering for the construction of the Midnight Warrior (discussed below). We also used the proceeds from the Public Offering to purchase the Midnight Express and commence the conversion of the vessel during 2002.

In the three months ended March 31, 2003, our operations provided net cash of $6.1 million as compared to $0.2 million used in the three months ended March 31, 2002. Investing activities resulted in cash used for the purchase of equipment as discussed below. Cash flow provided by financing activities was $3.7 million in the first three months of 2003 and related to the proceeds from long-term debt offset by payments on the receivable line of credit. The first three months of 2002 resulted in cash used in financing activities of $1.4 million related entirely to stock repurchases. Working capital decreased from $12.0 million as of December 31, 2002 to $9.9 million as of March 31, 2003 primarily due to a decrease in accounts receivable-trade offset by a decrease in current debt and accounts payable-trade.

Historically, our capital requirements have been primarily for the acquisition and improvement of our vessels and other related equipment. We expect that as we enter into the deepwater market our capital requirements will continue to be primarily for the conversion and improvement of our vessels. Capital expenditures totaled $19.1 million for the three months ended March 31, 2003, compared to $2.0 million for the three months ended March 31, 2002. Capital expenditures in the first three months of 2003 primarily relate to the deepwater expansion of our fleet. We expect to fund our cash requirements for any future capital investments from cash on hand, cash flow from operations and by utilizing our bank and debt facilities. We currently estimate capital expenditures for the remainder of 2003 to be approximately $57.5 million, primarily representing the construction of, and the equipment and support facilities associated with, the Midnight Express. Included in this estimate are approximately $3.1 million of improvements on the Midnight Wrangler and approximately $0.3 million for routine capital and drydock inspections of our vessels to be incurred over this period.

In July 2002, we entered into a $35.0 million bank facility (the "Bank Facility") with Regions Bank consisting of a $25.0 million asset-based five-year revolving credit facility and a $10.0 million accounts receivable-based working capital facility. The interest on the Bank Facility is the London Interbank Offered Rate (LIBOR) plus a range of 1.75% to 2.25%, depending upon the level of the consolidated leverage ratio (as defined) measured on a quarterly basis. Borrowings under the Bank Facility are secured by first preferred ship mortgage liens on a portion of our fleet and a pledge of our accounts receivable. Amounts outstanding under the accounts receivable-based working capital facility may not exceed 85% of eligible trade accounts receivable. Under the terms of the Bank Facility, we must maintain tangible net worth of at least $60.0 million, a minimum debt service coverage ratio of at least 1.20 to 1, a consolidated leverage ratio of no more than 2.00 to 1 and a consolidated current ratio of at least 1.30 to 1. We had no borrowings under the $10.0 million accounts receivable-based working capital facility as of March 31, 2003. In addition, we issued a $1.5 million standby letter of credit as security for the charter payments due under the charter agreement for the Midnight Hunter against the $10.0 million accounts receivable-based working capital facility and a $2.7 million standby letter of credit as security for payments related to a crane to be constructed as part of the Midnight Express conversion against the $25.0 million asset-based five-year revolving credit facility.

In April 2003, we finalized a 15-month credit line to finance the conversion of the Midnight Express (the "Finance Facility"). The credit line will convert into a three-year term loan facility upon completion of the conversion of the Midnight Express. The Finance Facility commitment is equally provided by Regions Bank and Export Development Canada (EDC) ($30.0 million participation by each). As part of the terms and conditions of the Finance Facility, Regions Bank restructured the $25.0 million asset-based five-year revolving credit facility discussed above and made this part of the Finance Facility. We continue to have available to us the $10.0 million accounts receivable-based working capital facility discussed above from Regions Bank. In addition, the $2.7 million standby letter of credit as security for payments related to a crane to be constructed as part of the Midnight Express conversion was transferred to the Finance Facility.

The interest rate for the construction financing is based upon our consolidated leverage ratio and ranges from LIBOR plus a spread of 3.00% to 3.50% based upon these levels. We are providing collateral in the form of the Midnight Express as well as a first preferred ship mortgage on the Midnight Fox, Midnight Star, Midnight Dancer, Midnight Carrier, Midnight Brave and Midnight Rider. We have to adhere to various conditions including maintaining tangible net worth of at least $60.0 million, a minimum debt service coverage ratio of at least 1.20 to 1, a consolidated leverage ratio of no more than 2.00 to 1 and a consolidated current ratio of 1.30 to 1. We are not allowed to incur additional debt over $8.0 million without consent from Regions Bank.

The term loan facility of the Finance Facility is a three-year debt structure with a 10-year amortization payment schedule with semi-annual payments. The pricing for this facility is 3.25% over LIBOR. Regions Bank and EDC will require us to maintain the same collateral and covenants as included in the construction financing depicted above.

In December 2002, we entered into a purchase agreement with Global Marine Shipping Limited (Global Marine) for the purchase of the Wave Alert, to be renamed the Midnight Wrangler, at a cost of approximately $10.8 million. We took possession of the vessel in March 2003. The purchase of the vessel was financed by Global Marine over a five-year period with monthly payments, including 7% per annum interest, of approximately $0.2 million plus a $1.0 million payment at the purchase in March 2003 and another $1.0 million payment at the end of the five-year period.

In March 2003, we finalized a $9.25 million, seven-year term loan with GE Commercial Equipment Financing (GE). The loan is structured so that we received $8.0 million immediately and GE retained $1.25 million as a security deposit. The interest rate on the term loan is the 30-day commercial paper rate plus 2.03% and includes prepayment penalties of 2% for the first twelve months, 1% for the second twelve months and 0% thereafter. The term loan is structured to have monthly payments over seven years. The collateral for the loan is the Midnight Eagle. We intend to utilize the proceeds from the loan to fund the improvements to the Midnight Wrangler and a portion of the Midnight Express conversion costs.

The   following   table   presents  our   long-term   contractual
obligations and the related amounts due, in total and by period, as of March 31, 2003 (in thousands):

                                Payments Due by Period
                       ------------------------------------------
                                Less Than   1-3     4-5   After 5
                        Total    1 Year    Years   Years   Years
                       -------  --------  -------  -----  -------
Long-Term Debt         $19,039  $ 2,721   $ 9,140  $5,618  $1,560
Operating Leases         8,055    3,862     4,102      91      --
Unconditional Purchase
  Obligations            5,126    5,126        --      --      --
Other Long-Term
  Obligations           24,491   24,491        --      --      --
                       -------  -------    ------  ------   -----
Total Contractual Cash
  Obligations          $56,711  $36,200   $13,242  $5,709  $1,560
                       =======  =======   =======  ======  ======

The majority of the long-term debt obligation consists of the term loan with GE and the financing of the purchase of the Midnight Wrangler from Global Marine, both of which are discussed above.

During the first three months of 2003, we made payments of approximately $0.7 million for the operating lease obligation relating to our deepwater technology vessel, the Midnight Arrow, under a five-year charter agreement. We paid approximately $7.3 million during the first three months of 2003 in relation to the purchase price and conversion of the Midnight Express bringing our total as of March 31, 2003 to $26.8 million.

Included in the operating leases are the monthly payments for certain facilities used in the normal course of operations. However, the majority of the operating leases obligation relates to our five-year charter agreement of the Midnight Arrow. Included in unconditional purchase obligations and other long-term obligations are the contracts with equipment suppliers related to the conversion of the Midnight Express ($28.8 million) as well as equipment purchases for the Midnight Wrangler ($0.8 million). Not included in these commitments is the $25.6 million ($37.0 million inclusive of assigned critical equipment supplier contracts discussed earlier) shipyard conversion contract signed with Davie Maritime Inc. of Quebec, Canada as it was finalized in April 2003.

In August 2001, the Company's Board of Directors approved the repurchase of up to $5.0 million of our outstanding common stock. Purchases are made on a discretionary basis in the open market or otherwise over a period of time as determined by management, subject to market conditions, applicable legal requirements and other factors. During 2003, no shares were repurchased. There has been no repurchase of our common stock since August 2002 and under current conditions and to support our vessel expansion strategy we do not expect to repurchase shares in the near future. As of May 9, 2003, 709,868 shares had been repurchased at a total cost of $4.2 million.

Consistent with the focus toward investing in new technology, including deepwater capable assets such as the Midnight Express and the Midnight Wrangler, four of the last five vessels added to our operations have been DP-2 deepwater capable (Midnight Eagle, Midnight Arrow, Midnight Express and Midnight Wrangler). Through March 31, 2003, we have expended approximately $71.8 million (in combined capital expenditures, operating lease payments and purchase payments) for these vessels, with an additional estimated $69.8 million to be incurred in associated construction costs, operating lease payments and drydock expenses through early 2005 (see Note 6 to the financial statements).

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

NEW ACCOUNTING STANDARDS

In July 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 143, "Accounting for Asset Retirement Obligations," effective for fiscal years beginning after June 15, 2002. This statement requires us to record the fair value of liabilities related to future asset retirement obligations in the period the obligation is incurred. We adopted SFAS No. 143 on January 1, 2003, which did not impact our financial position or results of operations.

In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections," which revises current guidance with respect to gains and losses on early extinguishment of debt. Under SFAS No. 145, gains and losses on early extinguishment of debt are not treated as extraordinary items unless they meet the criteria for extraordinary treatment in Accounting Principles Board (APB) Opinion No. 30. We adopted SFAS No. 145 effective January 1, 2003, and as a result, will be required to reclassify the extraordinary losses on early extinguishment of debt from prior periods in future filings as these amounts will no longer qualify for extraordinary treatment under SFAS No. 145.

In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure - an Amendment of SFAS No. 123," which provides alternative methods of transition for a voluntary change to the fair-value based method of accounting for stock-based employee compensation, and the new standard, which is now effective, amends certain disclosure requirements. We continue to apply APB No. 25, "Accounting for Stock Issued to Employees," and related interpretations in accounting for our stock-based compensation; therefore, the alternative methods of transition do not apply. We have adopted the disclosure requirements of SFAS No. 148 (see Note 4 to the financial statements.)

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

Significant Accounting Policies and Estimates.

For   a   discussion  of  significant  accounting  policies   and
estimates, see our Annual Report on Form 10-K for the fiscal year ended December 31, 2002.

Item 3.   Quantitative and Qualitative Disclosures About Market
            Risk.

Interest Rate Risk. We are subject to market risk exposure related to changes in interest rates on our Bank Facility (when drawn upon), our Finance Facility and our term loan with GE. Interest on borrowings under the Bank Facility accrue at a variable rate, using LIBOR plus a range of 1.75% to 2.25%, depending upon the level of our consolidated leverage ratio (as defined) measured on a quarterly basis. Under the Financing Facility, the interest rate during the construction financing phase will be based upon our consolidated leverage ratio and ranges from LIBOR plus a range of 3.00% to 3.50% based upon these levels. The term facility of the Financing Facility is priced at 3.25% over LIBOR. Our term loan with GE includes an interest rate consisting of the 30-day commercial paper rate plus 2.03%. We do not have any interest rate swap agreements in place to manage our interest rate risk.

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


                   PART II.  OTHER INFORMATION

Item 1.        Legal Proceedings.

We are involved in legal proceedings arising in the ordinary course of business. Although we cannot give you any assurance with respect to the ultimate outcome of such legal actions, in our opinion these matters will not have a material adverse effect on our financial position or results of operations.

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

We filed a lawsuit (Torch Offshore, Inc. v. Newfield Exploration Company, No. 03-0735, filed in the United States District Court, Eastern District of Louisiana on March 13, 2003) against Newfield Exploration Company (Newfield) claiming damages of approximately $2.1 million related to work completed for Newfield in the Gulf of Mexico at Grand Isle Block 103-A. Our lawsuit alleges that we did not receive all compensation to which we were entitled pursuant to the contract. As of March 31, 2003, we have recorded an amount attributable to this claim based upon our contractual rights under our agreement with Newfield. We intend to vigorously pursue this matter, the ultimate resolution of which could materially impact currently recorded amounts in the future.

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


                                   TORCH OFFSHORE, INC.

Date: May 9, 2003                  By:  /s/ ROBERT E. FULTON
                                       -----------------------
                                      Robert E. Fulton
                                      Chief Financial Officer
                                      (Principal   Accounting and
                                       Financial Officer)

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

   4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-
       14) for the registrant and we have:

       (a)designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

       (b)evaluated the effectiveness of the registrant's disclosure controls and procedures based on the evaluation as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

       (c)presented in this quarterly report their conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

   5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

       (a)all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

       (b)any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

   6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:  May 9, 2003               /s/ LYLE G. STOCKSTILL
                                 ----------------------
                                 Lyle G. Stockstill
                                 Chairman of the Board and Chief
                                   Executive Officer


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

   4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-
       14) for the registrant and we have:

       (a)designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

       (b)evaluated the effectiveness of the registrant's disclosure controls and procedures based on the evaluation as of a date within 90 days prior to the filing date of this quarterly report(the "Evaluation Date"); and

       (c)presented in this quarterly report their conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

   5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

       (a)all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

       (b)any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

   6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  May 9, 2003               /s/ ROBERT E. FULTON
                                 --------------------
                                 Robert E. Fulton
                                 Chief Financial Officer

                          EXHIBIT INDEX

99.1  --    Certification by Lyle G. Stockstill Pursuant to
            18  U.S.C.  Section  1350,  as  Adopted  Pursuant  to
            Section 906 of the Sarbanes-Oxley Act of 2002

99.2   --   Certification by Robert E. Fulton Pursuant to
            18 U.S.C. Section 1350, as Adopted Pursuant to
            Section 906 of the Sarbanes-Oxley Act of 2002

                                                     Exhibit 99.1

CERTIFICATION BY LYLE G. STOCKSTILL PURSUANT TO 18 U.S.C. SECTION
 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY
                           ACT OF 2002

In connection with the Quarterly Report of Torch Offshore, Inc. (the "Company") on Form 10-Q for the period ending March 31, 2003 as filed with the Securities and Exchange Commission of the date hereof (the "Report"), I, Lyle G. Stockstill, Chairman of the Board and Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. Section 906 of the Sarbanes-Oxley Act of 2002, that:

(1)  The  Report fully complies with the requirements of  Section
     13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

/s/ LYLE G. STOCKSTILL
----------------------
Lyle G. Stockstill
Chairman of the Board and Chief Executive Officer

                                                     Exhibit 99.2

 CERTIFICATION BY ROBERT E. FULTON PURSUANT TO 18 U.S.C. SECTION
 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY
                           ACT OF 2002

In connection with the Quarterly Report of Torch Offshore, Inc. (the "Company") on Form 10-Q for the period ending March 31, 2003 as filed with the Securities and Exchange Commission of the date hereof (the "Report"), I, Robert E. Fulton, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. Section 906 of the Sarbanes-Oxley Act of 2002, that:

(1)  The  Report fully complies with the requirements of  Section
     13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

/s/ ROBERT E. FULTON
--------------------
Robert E. Fulton
Chief Financial Officer