Form 10-Q
period 2003-06-30
TORCH OFFSHORE INC
filed 2003-08-13
CIK 1129650

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C.  20549
                          ____________

                            FORM 10-Q
(Mark One)
    [x]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934

           For the quarterly period ended June 30, 2003

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

The number of shares of the registrant's common stock outstanding as of August 13, 2003 was 12,638,990, par value $0.01 per share.


                      TORCH OFFSHORE, INC.

                        TABLE OF CONTENTS



                                                               Page
        Part I.  Financial Information

          Item 1. Financial Statements.

                  Condensed Consolidated Balance Sheets as of
                    June 30, 2003 and December 31, 2002          3

                  Condensed Consolidated Statements of
                    Operations for the Three and Six
                    Months Ended June 30, 2003 and 2002          4

                  Condensed Consolidated Statements of Cash
                    Flows for the Six Months
                    Ended June 30, 2003 and 2002                 5

                  Notes to Condensed Consolidated Financial
                    Statements                                   6

          Item 2. Management's Discussion and Analysis of
                    Financial Condition and Results
                    of Operations                               11

          Item 3. Quantitative and Qualitative Disclosures
                    About Market Risk                           21

          Item 4. Controls and Procedures                       22

        Part II.  Other Information

          Item 1. Legal Proceedings                             22

          Item 2. Changes in Securities and Use of Proceeds     23

          Item 4. Submission of Matters to a Vote of Security
                    Holders                                     23

          Item 6. Exhibits and Reports on Form 8-K              23

                  Signature                                     24

                  Exhibit Index                                 24




                 PART I.  FINANCIAL INFORMATION

Item 1.   Financial Statements.

                      TORCH OFFSHORE, INC.
              CONDENSED CONSOLIDATED BALANCE SHEETS
                         (in thousands)
                                        June 30,    December 31,
                                          2003          2002
						  ------------  ------------
                                      (Unaudited)   (see Note 1)
Assets
CURRENT ASSETS:
 Cash and cash equivalents              $       1    $     327
 Accounts receivable --
     Trade, less allowance for doubtful
       accounts                            17,021       25,226
     Other                                     57           37
 Costs and estimated earnings in excess
   of billings on uncompleted contracts     1,792        2,036
 Prepaid expenses and other                 2,894        3,747
                                      ------------  ------------
     Total current assets                  21,765       31,373
PROPERTY AND EQUIPMENT, at cost,
  less accumulated depreciation           111,815       67,561
DEFERRED DRYDOCKING CHARGES, at cost,
  less accumulated amortization             1,588        2,831
SECURITY DEPOSIT (Note 5)                   1,250           --
OTHER ASSETS                                  347          139
                                      ------------  ------------
     Total assets                       $ 136,765    $ 101,904
                                      ============  ============

Liabilities and Stockholders' Equity
CURRENT LIABILITIES:
 Accounts payable -- trade              $   9,156    $   7,677
 Accrued expenses                           1,864        3,696
 Accrued payroll and related taxes            729          857
 Financed insurance premiums                  935        2,553
 Deferred income taxes                        287          287
 Finance Facility (Note 5)                 19,630           --
 Current portion of long-term debt          2,780           14
 Receivable line of credit                  4,868        4,271
                                      ------------  ------------
     Total current liabilities             40,249       19,355

DEFERRED INCOME TAXES                       2,044        2,636

LONG-TERM DEBT, less current portion       15,680           46

COMMITMENTS AND CONTINGENCIES (Note 6)

STOCKHOLDERS' EQUITY                       78,792       79,867
                                      ------------  ------------
     Total liabilities and
       stockholders' equity             $ 136,765    $ 101,904
                                      ============  ============

 The accompanying notes are an integral part of these condensed consolidated financial statements.


                      TORCH OFFSHORE, INC.
   CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
              (in thousands, except per share data)


                              Three Months Ended  Six Months Ended
                                   June 30,           June 30,
                              ------------------  ----------------
                                 2003     2002      2003     2002
                                ------   ------    ------   ------
Revenues                      $ 13,876 $ 12,910  $ 30,905 $ 29,635
Cost of revenues:
 Cost of sales                  12,500   10,707    26,245   23,453
 Depreciation and amortization   1,822    1,861     3,649    3,791
 General and administrative
   expenses                      1,348    1,021     2,703    2,271
                                ------   ------    ------   ------
        Total cost of revenues  15,670   13,589    32,597   29,515
                                ------   ------    ------   ------
Operating income (loss)         (1,794)    (679)   (1,692)     120
                                ------   ------    ------   ------
Other income (expense):
    Interest expense                --      (20)       --      (55)
    Interest income                 --       62         1      164
                                ------   ------    ------   ------
        Total other income          --       42         1      109
                                ------   ------    ------   ------
Income (loss) before income
  taxes                         (1,794)    (637)   (1,691)     229
Income tax (expense) benefit       628      223       592      (80)
                                ------   ------    ------   ------
Net income (loss) attributable
  to common stockholders      $ (1,166) $  (414)  $(1,099) $   149
                                ======   ======    ======   ======

Net income (loss) per common
  share:
    Basic                     $  (0.09) $ (0.03)  $ (0.09) $  0.01
                                ======   ======    ======   ======
    Diluted                   $  (0.09) $ (0.03)  $ (0.09) $  0.01
                                ======   ======    ======   ======

Weighted average common stock
  outstanding:
    Basic                       12,636   12,723    12,636   12,788
                                ======   ======    ======   ======
    Diluted                     12,636   12,723    12,636   12,788
                                ======   ======    ======   ======

The accompanying notes are an integral part of these condensed consolidated financial statements.


                      TORCH OFFSHORE, INC.
   CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
                         (in thousands)

                                         Six Months Ended
                                             June 30,
                                         ----------------
                                          2003      2002
                                         ------    ------
Cash flows provided by operating
  activities:
Net income (loss)                       $(1,099) $    149
  Depreciation and amortization           3,649     3,791
  Deferred income tax provision
    (benefit)                              (592)       80
  Deferred drydocking costs incurred         --    (1,488)
 (Increase) decrease in working capital:
  Accounts receivable                     8,185    (3,143)
  Costs and estimated earnings in
    excess of billings on
    uncompleted contracts                   244     1,600
  Prepaid expenses, net of financed
    portion                                (765)      255
  Accounts payable - trade                1,479       311
  Accrued payroll and related taxes        (128)      238
  Accrued expenses and other             (1,996)   (1,242)
                                         ------    ------
Net cash provided by operating
  activities                              8,977       551
                                         ------    ------

Cash flows used in investing
  activities:
  Purchases of property and equipment   (36,931)  (12,726)
                                         ------    ------
Net cash used in investing activities   (36,931)  (12,726)
                                         ------    ------

Cash flows provided by (used in)
  financing activities:
  Net proceeds from receivable line
    of credit                               597        --
  Net proceeds from Finance Facility     19,630        --
  Net proceeds from long-term debt        7,419        --
  Treasury stock purchases                  (18)   (1,781)
                                         ------    ------
Net cash provided by (used in)
  financing activities                   27,628    (1,781)
                                         ------    ------

Net decrease in cash and cash
  equivalents                              (326)  (13,956)
Cash and cash equivalents at beginning
  of period                                 327    24,493
                                         ------    ------
Cash and cash equivalents at end of
  period                                $     1  $ 10,537
                                         ======    ======

Interest paid (net of amounts
  capitalized)                          $    --  $     55
                                         ======    ======

Income taxes paid                       $    --  $     --
                                         ======    ======

Supplementary non-cash investing and
  financing activities:
  Purchase of Midnight Wrangler (fully
    financed - see Note 5)              $(9,731) $     --
                                         ======    ======

The accompanying notes are an integral part of these condensed consolidated financial statements.


                      TORCH OFFSHORE, INC.
      NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                           (Unaudited)

1.   Organization and Basis of Presentation:
The interim condensed consolidated financial statements included herein have been prepared by Torch Offshore, Inc. (a Delaware corporation) and are unaudited, except for the balance sheet at December 31, 2002, which has been prepared from the Company's previously audited financial statements. The balance sheet at December 31, 2002 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States (U.S. GAAP) for complete financial statements. The condensed consolidated financial statements of Torch Offshore, Inc. include its wholly-owned subsidiaries Torch Offshore, L.L.C. and Torch Express L.L.C., (collectively, the "Company"). Management believes that the unaudited interim financial statements include all adjustments (such adjustments consisting only of a normal recurring nature) necessary for fair presentation. Certain information and note disclosures normally included in annual financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to those rules and regulations. The results for the three and six months ended June 30, 2003 are not necessarily indicative of the results to be expected for the entire year. The interim financial statements included herein should be read in conjunction with the audited financial statements and notes thereto together with Management's Discussion and Analysis of Financial Condition and Results of Operations included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2002.

The Company provides integrated pipeline installation, subsea construction and support services to the offshore oil and natural gas industry, primarily in the United States Gulf of Mexico (the "Gulf of Mexico"). The Company's focus has been providing services primarily for oil and natural gas production in water depths of 20 to 300 feet in the Gulf of Mexico (the "Shelf"). Over the past few years, the Company has expanded its operations, fleet capabilities and management expertise in order to enable it to provide services analogous to those services it provides on the Shelf in water depths up to 10,000 feet.

In June 2001, the Company completed its initial public offering (the "Public Offering") of 5.0 million shares of its common stock at $16.00 per share, raising gross proceeds of $80.0 million; net proceeds were $72.6 million after underwriting commission and discounts and expenses totaling $7.4 million.

2.   Stockholders' Equity:
Treasury Stock - In August 2001, the Company's Board of Directors approved the repurchase of up to $5.0 million of the Company's outstanding common stock. Purchases are made on a discretionary basis in the open market or otherwise over a period of time as determined by management, subject to market conditions, applicable legal requirements and other factors. As of June 30, 2003, 712,471 shares had been repurchased at a total cost of $4.3 million.

Stock Option Plan - The Company has a long-term incentive plan under which 3.0 million shares of the Company's common stock are authorized to be granted to employees and affiliates. The awards can be in the form of options, stock, phantom stock, performance-based stock or stock appreciation rights. As of June 30, 2003, stock options covering 440,423 shares of common stock with a weighted average price of $10.25 per share, and 44,687 shares of restricted stock, both vesting generally over five years, were outstanding.

3.   Earnings Per Share:
The  Company follows Statement of Financial Accounting  Standards
(SFAS) No. 128, "Earnings per Share." Basic earnings per share is calculated by dividing income attributable to common stockholders by the weighted-average number of common shares outstanding for the applicable period, without adjustment for potential common shares outstanding in the form of options, warrants, convertible securities or contingent stock agreements. For calculation of diluted earnings per share, the number of common shares outstanding are increased by the number of additional common shares (if deemed dilutive) that would have been outstanding if the dilutive potential common shares had been issued, determined using the treasury stock method where appropriate.

Common stock equivalents (related to stock options and restricted stock) excluded from the calculation of diluted earnings per share, because they were anti-dilutive, were approximately 348,000 shares and 264,000 shares for the second quarters of 2003 and 2002, respectively, and approximately 348,000 shares and 217,000 shares in the first six months of 2003 and 2002, respectively.

4.   Stock-Based Compensation:
The Company accounts for its stock-based compensation in relation to the 2001 Long-Term Incentive Plan in accordance with Accounting Principles Board Opinion (APB) No. 25, "Accounting for Stock Issued to Employees." SFAS No. 123, "Accounting for Stock-Based Compensation," and SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure - An Amendment of SFAS No. 123," permit the intrinsic value-based method prescribed by APB No. 25, but require additional disclosures, including pro forma calculations of earnings and net earnings per share as if the fair-value method of accounting prescribed by SFAS No. 123 had been applied. If compensation expense had been determined using the fair-value method in SFAS No. 123, the Company's net income/ (loss) and earnings/(loss) per share would have been as shown in the pro forma amounts below:

(in thousands, except per share data)
                             Three Months Ended  Six Months Ended
                                  June 30,            June 30,
                             ------------------------------------
                              2003      2002      2003      2002
                             ------    ------    ------    ------
Net income (loss)
  attributable to common
  stockholders:
    As reported             $(1,166)  $  (414)  $(1,099)  $   149
    Pro forma               $(1,258)  $  (506)  $(1,279)  $   (12)
Basic earnings (loss)
  per share:
    As reported             $ (0.09)  $ (0.03)  $ (0.09)  $  0.01
    Pro forma               $ (0.10)  $ (0.04)  $ (0.10)  $ (0.00)
Diluted earnings (loss)
   per share:
     As reported            $ (0.09)  $ (0.03)  $ (0.09)  $  0.01
    Pro forma               $ (0.10)  $ (0.04)  $ (0.10)  $ (0.00)
Stock-based employee
  compensation cost, net of
  tax, included in net
  income (loss) as reported $    15   $    26   $    62   $    52
Stock-based employee
  compensation cost, net of
  tax, that would have been
  included in net income
  (loss) if the fair value-
  based method had been
  applied                   $   107   $   117   $   242   $   212

5.   Debt:
In July 2002, the Company entered into a $35.0 million bank facility (the "Bank Facility") consisting of a $25.0 million asset-based five-year revolving credit facility and a $10.0 million accounts receivable-based working capital facility with Regions Bank. The interest on the Bank Facility is the London Interbank Offered Rate (LIBOR) plus a range of 1.75% to 2.25%, depending on the level of the consolidated leverage ratio (as defined) measured on a quarterly basis. Borrowings under the Bank Facility are secured by first preferred ship mortgage liens on certain vessels in the Company's fleet and a pledge of the Company's accounts receivable. Amounts outstanding under the accounts receivable-based working capital facility may not exceed 85% of eligible trade accounts receivable. Under the terms of the Bank Facility, the Company must maintain tangible net worth of at least $60.0 million, a minimum debt service coverage ratio of at least 1.20 to 1, a consolidated leverage ratio of no more than
2.00 to 1 and a consolidated current ratio (defined below) of at least 1.30 to 1. The Company had $4.9 million outstanding under the $10.0 million accounts receivable-based working capital facility as of June 30, 2003. In addition, the Company issued a $1.5 million standby letter of credit as security for the charter payments due under the charter agreement for the Midnight Hunter against the $10.0 million accounts receivable-based working capital facility and a $2.7 million standby letter of credit as security for payments related to a crane to be constructed as part of the Midnight Express conversion against the $25.0 million asset-based five-year revolving credit facility.

In April 2003, the Company finalized a credit line maturing June 30, 2004 to finance the conversion of the Midnight Express (the "Finance Facility"). Amounts outstanding under the credit line will convert into a three-year term loan facility upon completion of the conversion of the Midnight Express. The Finance Facility commitment is equally provided by Regions Bank and Export Development Canada (EDC) ($30.0 million participation by each). As part of the terms and conditions of the Finance Facility, Regions Bank suspended the $25.0 million asset-based five-year revolving credit facility discussed above. The Company continues to have available the $10.0 million accounts receivable-based working capital facility discussed above from Regions Bank. In addition, the $2.7 million standby letter of credit as security for payments related to a crane to be constructed as part of the Midnight Express conversion was transferred to the Finance Facility.

The interest rate for the construction financing is LIBOR plus a spread of 3.00% to 3.50% based upon the consolidated leverage ratio of the Company. The Company is providing collateral in the form of the Midnight Express as well as a first preferred ship mortgage on the Midnight Fox, Midnight Star, Midnight Dancer, Midnight Carrier, Midnight Brave and Midnight Rider. The Company has to adhere to various conditions including maintaining a tangible net worth of at least $60.0 million, a minimum debt service coverage ratio of at least 1.20 to 1, a consolidated leverage ratio of no more than 2.00 to 1 and a consolidated current ratio (defined below) of 1.30 to 1. The Company is not allowed  to  incur  additional debt  over  $8.0  million  without consent from Regions Bank. The Company had $19.6 million outstanding under the $60.0 million Finance Facility as of June 30, 2003 and capitalized $0.4 million of 2003 year-to-date interest costs in relation to the conversion of the Midnight Express.

The term loan facility of the Finance Facility is a three-year term with a 10-year amortization payment schedule consisting of semi-annual payments with a balloon payment at the end of the three-year term. The interest rate for this facility is 3.25% over LIBOR. Regions Bank and EDC will require the Company to maintain the same collateral and covenants as included in the construction financing depicted above.

In December 2002, the Company entered into a purchase agreement with Global Marine Systems Limited (Global Marine) for the Midnight Wrangler at a cost of approximately $10.8 million. The Company took delivery of the vessel in March 2003. The purchase of the vessel was financed by Global Marine over a five-year period with monthly payments, including 7% per annum interest, of approximately $0.2 million plus a $1.0 million payment at the purchase date in March 2003 and another $1.0 million payment at the end of the five-year period.

In March 2003, the Company finalized a $9.25 million, seven-year term loan with GE Commercial Equipment Financing (GE). The loan is structured so that the Company received $8.0 million immediately and GE retained $1.25 million as a security deposit. The interest rate on the term loan is the 30-day commercial paper rate plus 2.03% and includes prepayment penalties of 2% for the first twelve months, 1% for the second twelve months and 0% thereafter. The term loan is structured to have monthly payments over seven years. The loan agreement contains the same financial covenants as the Bank Facility and Finance Facility discussed above. The collateral for the loan is the Midnight Eagle and the security deposit described above. The Company utilized the proceeds from the loan to fund the improvements to the Midnight Wrangler and a portion of the Midnight Express conversion costs.

As of June 30, 2003, the Company was not in compliance with the consolidated current ratio covenant of the Bank Facility, the Finance Facility and the GE term loan. The consolidated current ratio is calculated by adding the GE term loan security deposit of $1.25 million to current assets and excluding from current liabilities the current portion of the Finance Facility. The Company has received covenant waivers from Regions Bank, EDC and GE subsequent to June 30, 2003 for the non-compliance and amended the consolidated current ratio financial covenant so that the Company will have to meet a consolidated current ratio of 1.00 to 1 for the quarters ending September 30, 2003 and December 31, 2003. The consolidated current ratio requirement returns to 1.30 to 1 in the first quarter of 2004. The Company paid aggregate fees of $40,000 to the three institutions for these waivers and amendments. The Company believes it will have continued compliance with the consolidated current ratio as amended. However, there can be no assurance that continued compliance will be maintained.

In July 2003, the $1.5 million standby letter of credit against the $10.0 million accounts receivable-based working capital facility (part of the Bank Facility) was drawn by Cable Shipping, Inc., the owners of the Midnight Hunter. The letter of credit was issued as security for the charter payments due under the charter agreement for the Midnight Hunter. The $1.5 million has been put into escrow and settlement of the funds will be determined by arbitration. The Company has recorded the $1.5 million as a liability in full on the balance sheet as of June 30, 2003. See
Note 6 for further discussion.

6.   Commitments and Contingencies:
The Company has been named as a defendant in a stockholder class action suit filed by purported stockholders regarding the Public Offering. This lawsuit, Karl L. Kapps, et. al. v. Torch Offshore, Inc. et. al., No. 02-00582, which seeks unspecified monetary damages, was filed on March 1, 2002 in U.S. District Court for the Eastern District of Louisiana. The lawsuit was dismissed on December 19, 2002 for failure to state a claim upon which relief could be granted. The plaintiff has appealed to the U.S. Court of Appeals for the Fifth Circuit. The Company believes the allegations in this lawsuit are without merit and continues to vigorously defend this lawsuit. Even so, an adverse outcome in this class action litigation could have a material adverse effect on the Company's financial condition or results of operations.

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

In May 2002, the Company entered into an agreement with Cable Shipping, Inc. to time charter a vessel, the G. Murray, under a three-year contract at a rate of $18,500 per day. The time charter commenced in the third quarter of 2002 and the vessel was renamed the Midnight Hunter. However, on January 24, 2003, the Company terminated the time charter because of the vessel's failure to meet certain specifications outlined in the charter agreement. The Company filed a lawsuit (Torch Offshore, L.L.C. v. The M/V Midnight Hunter and Cable Shipping, Inc., et al., No. 03-0343, filed in the United States District Court, Eastern District of Louisiana on February 4, 2003) seeking an order, which was granted by the court, attaching and arresting the Midnight Hunter as security for the Company's claims related to such termination. The Company's management believes the amount of the claim is justified. The claims will be settled by arbitration in London, England. The $1.5 million standby letter of credit issued to secure the Company's payments under the charter was drawn by Cable Shipping, Inc. in July 2003. Pursuant to an agreement entered into in July 2003, the Company has released the vessel from arrest and Cable Shipping, Inc. has placed the $1.5 million obtained by it through the drawdown on the letter of credit into an escrow account. The $1.5 million held in escrow will be distributed based upon the arbitral award. The arbitration hearing is scheduled to begin in October 2003. The Company intends to vigorously pursue this matter; nevertheless, an adverse outcome from the litigation/arbitration could have an adverse effect on the Company's financial condition or results of operations.

In  March 2003, the Company filed a lawsuit (Torch Offshore, Inc.
v. Newfield Exploration Company, No. 03-0735, filed in the United States District Court, Eastern District of Louisiana on March 13,
2003) against Newfield Exploration Company (Newfield) claiming damages of approximately $2.1 million related to work completed for Newfield in the Gulf of Mexico at Grand Isle Block 103-A. The lawsuit alleges that the Company did not receive all compensation to which it was entitled pursuant to the contract. As of June 30, 2003, the Company has recorded amounts attributable to this claim based upon the Company's contractual rights under its agreement with Newfield. The Company intends to vigorously pursue this matter, the ultimate resolution of which could materially impact currently recorded amounts in the future.

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

In early 2000, the Company commenced a five-year new-build charter for the Midnight Arrow, a dynamically positioned (DP-2) deepwater subsea construction vessel. The long-term charter is with Adams Offshore Ltd. and expires in March 2005. The charter amount includes the marine crew, maintenance and repairs, drydock costs and certain insurance coverages. Under the terms of the charter, the Company has the exclusive option to purchase the vessel for $8.25 million or the ability to extend the charter for an additional two years at the end of the charter period. This charter is being accounted for as an operating lease.

In June 2003, the Midnight Eagle damaged two of its thrusters as it was en route to safe harbor in order to avoid Tropical Storm Bill. The expected cost of repairs is approximately $1.2 million, which the Company expects will be largely covered by insurance. In July 2001, the Company rented two replacement thrusters from a third party on a short-term basis for a cost of $0.2 million, 75% of which would be applied to a purchase price of $0.4 million at the end of the lease term in the event the Company elects to purchase the thrusters.

The Company has executed contracts with several critical equipment suppliers related to the conversion of the Midnight Express. During April 2003, the Company entered into a contract with Davie Maritime Inc. of Quebec, Canada to complete the conversion of the Midnight Express at a contract value of $25.6 million ($37.9 million inclusive of assigned critical equipment supplier contracts). The remaining outstanding contracts for the conversion of the Midnight Express, including the Davie Maritime Inc. contract described above, aggregate $65.6 million, of which $39.7 million had been paid as of June 30, 2003. In the event the Company terminates these contracts, the Company is required to pay certain of these suppliers' costs incurred to date plus 10% while other suppliers are entitled to the full value of the contract, depending upon the terms of the relevant agreement. The Company believes its present termination cost exposure on these contracts totals approximately $25.6 million. In addition, the Company has executed contracts with several suppliers for various equipment to be used in connection with the installation of a modular lay system on the Midnight Wrangler, as well as other equipment. The remaining outstanding commitment and the present termination cost exposure on these contracts totals approximately $1.2 million.

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

In January 2003, the FASB issued Financial Interpretation 46, "Consolidation of Variable Interest Entities - An Interpretation of Accounting Research Bulletin (ARB) 51" ("FIN 46" or the "Interpretation"). FIN 46 addresses consolidation by business enterprises of variable interest entities (VIEs). The primary objective of the Interpretation is to provide guidance on the identification of, and financial reporting for, entities over which control is achieved through means other than voting rights; such entities are known as VIEs. For the Company, this guidance applies immediately to VIEs created after January 31, 2003, and July 1, 2003 for VIEs existing prior to February 1, 2003. The Company believes there will be no material impact on the financial position or results of operations from the adoption of FIN 46.

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

GENERAL

Torch Offshore, Inc. provides subsea construction services in connection with the in-field development of offshore oil and natural gas reservoirs. We are a leading service provider in our market niche of installing and maintaining small diameter flowlines and related infrastructure on the Continental Shelf of the Gulf of Mexico (the "Shelf"). Over the last few years, we have expanded our operations, fleet capabilities and management expertise to enable us to provide deeper water services analogous to the services we provide on the Shelf in water depths up to 10,000 feet. In addition, we have begun to enter the international markets of the world, including Mexico, as we see these areas holding possibilities for utilization of our fleet.

Since 1997, we have increased the size of our total fleet from three to eleven construction and service vessels. In 2002, we acquired a 520-foot vessel from Smit International, that we renamed  the  Midnight  Express. The  Midnight  Express  will  be converted to a dynamically positioned (DP-2) offshore construction vessel with our patented pipelay system. In December 2002, we committed to purchase a cable-lay vessel, renamed the Midnight Wrangler, for the purpose of deepwater pipelay and subsea construction. We took possession of this vessel in March 2003 and the vessel entered our active fleet in August 2003 after various modifications were made to the vessel.

In addition, we purchased the Midnight Gator, a supply barge, in September 2002. We converted this piece of equipment into a sand dredge and it became available for use in the second quarter of 2003 for the purpose of jetting trenches for pipe burial in shallow waters.

In November 2002, we signed a contract to provide pipeline installation support in the Boston, Massachusetts Harbor. The contract commenced in the fourth quarter of 2002 and was extended into the second quarter of 2003. The contract called for the
Midnight Rider to work outside of Gulf of Mexico waters for the duration of the contract. The contract provided for the mobilization and demobilization of the vessel in addition to the pipelay and burial work to be completed by the Midnight Rider. The contract was completed in June 2003.

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

- forecasts of capital expenditures by major, independent, and state oil and natural gas companies; and

-   recent lease sale activity levels.

Even when demand for subsea construction services is strong, several factors may affect our profitability, including the following:

-   competition;

-   equipment and labor productivity;

- cost of third party services such as catering and labor services;

-   fuel cost;

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

RESULTS OF OPERATIONS

Comparison of the Quarter Ended June 30, 2003 to the Quarter
  Ended June 30, 2002

The following table highlights revenue days (days of vessel utilization), revenue and gross profit for the quarters ended
June 30, 2003 and June 30, 2002.

(dollars in thousands, except per revenue day, unaudited)
                                     Quarter Ended June 30,
                                     ----------------------
                                        2003         2002
                                       ------       ------
Revenue Days                              504          411
Revenue                              $ 13,876     $ 12,910
Gross Profit                         $  1,376     $  2,203
Average per Revenue Day:
     Revenue                         $  27,532    $ 31,411
     Gross Profit                    $   2,730    $  5,360

Revenues. Revenues were $13.9 million for the three months ended June 30, 2003 compared to $12.9 million for the three months ended June 30, 2002, an increase of 7.5%. The increase in second quarter 2003 revenues was caused by a 22.6% increase in the number of revenue days offset by the overall decline in the average revenue per revenue day experienced by our fleet during the quarter. Average revenue per revenue day in the second quarter of 2003 was $27,532 as compared to the average revenue per revenue day of $31,411 in the second quarter of 2002, a decrease of 12.3%. Our fleet worked 504 revenue days in the second quarter of 2003 resulting in a utilization rate of 63%, compared to 411 revenue days worked in the three months ended June 30, 2002, or a 54% utilization rate. The Midnight Rider worked all 91 days of the second quarter of 2003 versus only 48 revenue days in the second quarter of 2002. All of its utilization in the 2003 second quarter was on the project in the Boston, Massachusetts Harbor. The Midnight Runner, which is now commissioned to work only in State waters (inside of approximately three miles offshore), had 50 days of utilization in the second quarter of 2003 versus only five days of utilization in the year ago quarter. Also contributing to the increase in utilization was the Midnight Eagle, which worked 74 revenue days in the second quarter of 2003 as opposed to 52 revenue days in the year ago quarter. These increases in revenue days were offset by slight decreases in the revenue days worked of the Midnight Star, Midnight Dancer and Midnight Brave.

Gross Profit. Gross profit (defined as revenues less cost of sales) was $1.4 million (9.9% of revenues) for the three months ended June 30, 2003, compared to $2.2 million (17.1% of revenues) for the three months ended June 30, 2002. Cost of sales consists of job related costs such as vessel wages, insurance and repairs and maintenance. The decrease in the gross profit margin was primarily caused by higher direct labor costs, an increase in catering costs, an increase in insurance costs, and higher costs for support vessels and job consumables in the second quarter of 2003 than in the second quarter of 2002. Intense competition in the shallow water Gulf of Mexico also contributed to the decrease in the gross profit margin as the pricing structure was depressed contributing to a lower average revenue per day. These factors were offset somewhat by slightly higher revenues in the second quarter of 2003, lower subcontract costs and a decrease in repairs and maintenance when compared to the second quarter of 2002. In addition, included in cost of sales were $0.7 million of additional costs related to the termination of the Midnight Hunter charter for the three months ended June 30, 2003.

Depreciation and Amortization. Depreciation and amortization expense was $1.8 million for the three months ended June 30, 2003 compared to $1.9 million for the three months ended June 30, 2002, a decrease of 2.1%. This decrease was the result of a decrease in the amortization of drydock costs in the second quarter of 2003 as compared to the second quarter of 2002 for the Midnight Dancer and Midnight Runner offset by an increase in the amortization of drydock costs of the Midnight Eagle which was drydocked in the second half of 2002.

General and Administrative Expenses. General and administrative expenses totaled $1.3 million (9.7% of revenues) for the three months ended June 30, 2003 compared to $1.0 million (7.9% of revenues) for the three months ended June 30, 2002. The second quarter 2003 general and administrative expenses were higher due to increases in personnel costs and legal expenses offset by a decline in investor relations costs.

Interest Income, Net. Net interest income was zero for the three months ended June 30, 2003 compared to net interest income of $42,000 for the three months ended June 30, 2002. The decline in net interest income reflects the lower cash balances in the second quarter of 2003 versus the year-ago period because of the usage of cash related to the expansion of our fleet and the purchase and conversion of the Midnight Express. We capitalized all of our second quarter 2003 interest costs, totaling $0.3 million, in relation to the conversion of the Midnight Express.

Income Taxes. We recorded a $0.6 million benefit (a 35% effective tax rate) during the three months ended June 30, 2003. We recorded a $0.2 million benefit (a 35% effective tax rate) during the three months ended June 30, 2002.

Net Loss Attributable to Common Stockholders.  Net loss to common stockholders  for the three months ended June 30, 2003  was  $1.2 million, compared with a net loss to common stockholders of  $0.4 million for the three months ended June 30, 2002.

Comparison of the Six Months Ended June 30, 2003 to the Six
  Months Ended June 30, 2002

The following table highlights revenue days (days of vessel utilization), revenue and gross profit for the six-month periods ended June 30, 2003 and June 30, 2002.

(dollars in thousands, except per revenue day, unaudited)
                                   Six Months Ended June 30,
                                   -------------------------
                                     2003             2002
                                    ------           ------
Revenue Days                           994              953
Revenue                           $ 30,905         $ 29,635
Gross Profit                      $  4,660         $  6,182
Average per Revenue Day:
     Revenue                      $ 31,092         $ 31,097
     Gross Profit                 $  4,688         $  6,487

Revenues. Revenues were $30.9 million for the six months ended June 30, 2003 compared to $29.6 million for the six months ended June 30, 2002, an increase of 4.3%. The increase in revenues for the six month period ended June 30, 2003 as compared to the year-ago period is the result of an increase in the number of revenue days worked by the fleet offset only minimally by a decline in the average revenue per revenue day equaling less than 1%. Our fleet worked 994 revenue days in the first six months of 2003 resulting in a utilization rate of 62%, compared to 953 revenue days worked in the six months ended June 30, 2002, or a 65% utilization rate. The Midnight Eagle and the Midnight Rider had increases in revenue days during the first six months of 2003 as compared to the 2002 period of 81 revenue days and 56 revenue days, respectively. The increases were offset by declines in utilization from the Midnight Star (53 revenue days),the Midnight Runner (31 revenue days) and the Midnight Dancer (20 revenue days).

Gross Profit. Gross profit (defined as revenues less cost of sales) was $4.7 million (15.1% of revenues) for the six months ended June 30, 2003, compared to $6.2 million (20.9% of revenues) for the six months ended June 30, 2002. Cost of sales consists of job related costs such as vessel wages, insurance and repairs and maintenance. The decrease in the gross profit margin was primarily caused by higher direct labor costs, an increase in catering costs, an increase in insurance costs and higher costs for support vessels and job consumables than in the year-ago period. These increases were offset somewhat by slightly higher revenues in the six months ended June 30, 2003, lower subcontract costs and a decrease in equipment rental costs when compared to the first six months of 2002. In addition, included in cost of sales were $1.3 million of additional costs related to the termination of the Midnight Hunter charter in the six months ended June 30, 2003.

Depreciation and Amortization. Depreciation and amortization expense was $3.6 million for the six months ended June 30, 2003 compared to $3.8 million for the six months ended June 30, 2002, a decrease of 3.7%. This decrease was a result of less amortization of drydock costs in the first six months of 2003 as compared to the first six months of 2002 offset by an increase in the depreciation of vessels. The amortization of drydock expense for the Midnight Brave, Midnight Dancer and Midnight Runner decreased during the period and was offset by the inclusion of amortization expense from the Midnight Eagle which was drydocked in the second half of 2002. The increases in depreciation expense during the first six months of 2003 came from the Midnight Eagle, Midnight Runner and Midnight Rider as well as from leasehold improvements.

General and Administrative Expenses. General and administrative expenses totaled $2.7 million (8.7% of revenues) for the six months ended June 30, 2003 compared to $2.3 million (7.7% of revenues) for the six months ended June 30, 2002. The general and administrative expenses were higher in the first six months of 2003 as compared to the six months ended June 30, 2002 due to increases in legal expenses, personnel costs and miscellaneous expenses offset by a decline in investor relations costs.

Interest Income, Net. Net interest income was $1,000 for the six months ended June 30, 2003 compared to net interest income of $0.1 million for the six months ended June 30, 2002. The decline in net interest income reflects the lower cash balances in the first six months of 2003 versus the year-ago period because of the usage of cash related to the expansion of our fleet and the purchase and conversion of the Midnight Express. We capitalized all of our year-to-date 2003 interest costs, totaling $0.4 million, in relation to the conversion of the Midnight Express.

Income Taxes. We recorded a $0.6 million benefit (a 35% effective tax rate) during the six months ended June 30, 2003. We recorded a $0.1 million expense (a 35% effective tax rate) during the six months ended June 30, 2002.

Net Income (Loss) Attributable to Common Stockholders. Net loss to common stockholders for the six months ended June 30, 2003 was $1.1 million, compared with net income to common stockholders of $0.1 million for the six months ended June 30, 2002.

LIQUIDITY AND CAPITAL RESOURCES

In June 2001, we completed an initial public offering (the "Public Offering") of 5.0 million shares of our common stock. Our Public Offering generated gross proceeds of $80.0 million. Net proceeds from the Public Offering were $72.6 million after underwriting commission and discounts and expenses. We used the net proceeds from the Public Offering to retire all debt, acquire the Midnight Rider, and initiate the detailed engineering for the construction of the Midnight Warrior. We also used the proceeds from the Public Offering to acquire the Midnight Express and commence the conversion of the vessel in 2002.

The net cash provided by or used in our operating, investing and financing activities is summarized below:

(in thousands, unaudited)          Six Months Ended June 30,
                                   -------------------------
                                      2003           2002
                                     ------         ------
Cash flows provided by (used in):
     Operating activities           $ 8,977       $    551
     Investing activities           (36,931)       (12,726)
     Financing activities            27,628         (1,781)
                                     ------         ------
Net decrease in cash and cash
  equivalents                       $  (326)      $(13,956)
                                     ======         ======

Our cash flow from operating activities is affected by a number of factors including our net results, depreciation and amortization, and changes in our working capital. In the six months ended June 30, 2003, our operating activities provided net cash of $9.0 million as compared to $0.6 million in the six months ended June 30, 2002.

Cash flow used in investing activities in the six months ended June 30, 2003 was related to the purchase of equipment, primarily related to our entrance into the deepwater market. Cash expenditures totaled $36.9 million for the first six months of 2003 compared to $12.7 million for the six months ended June 30, 2002, an increase of 190%. The cash expenditures in the first six months of 2003 do not include the $9.7 million expended for the purchase of the Midnight Wrangler as this was fully financed (see discussion below).

Cash flow provided by financing activities was $27.6 million in the first six months of 2003 and related mostly to the borrowings under our various credit agreements, primarily the construction finance facility. The first six months of 2002 resulted in cash used in financing activities of $1.8 million related entirely to stock repurchases.

We had a negative working capital (current assets less current liabilities) as shown on our balance sheet at June 30, 2003. This is the result of the inclusion of $19.6 million of borrowings to finance the Midnight Express in current liabilities. As this debt is associated with the current conversion work on the Midnight Express, it is classified as current as of June 30, 2003.
However, once the conversion of the Midnight Express is completed and the vessel meets certain requirements as specified by the finance agreement, the amounts borrowed to finance the conversion of the Midnight Express will convert to a three-year term loan and be classified accordingly.

The significant changes in our financial position from December 31, 2002 to June 30, 2003 are the increase in debt, the increase in property and equipment and the decrease in the accounts receivable balance. Total debt has increased to $43.0 million as of June 30, 2003 and consists primarily of the borrowings to finance the conversion of the Midnight Express, the financing for the purchase of the Midnight Wrangler and the GE Commercial Equipment Financing term loan which are discussed below. Property and equipment has increased by $44.3 million due the capital expenditures related to the expansion of our deepwater fleet and our accounts receivable balance has declined by $8.2 million.

Historically, our capital requirements have been primarily for the acquisition and improvement of our vessels and other related equipment. We expect that as we continue our entrance into the deepwater market our capital requirements will continue to be primarily for the conversion and improvement of our vessels. Capital expenditures totaled $46.7 million for the six months ended June 30, 2003, compared to $12.7 million for the six months ended June 30, 2002. Capital expenditures in the first six months of 2003 primarily relate to the deepwater expansion of our fleet. We expect to fund our cash requirements for any future capital investments from cash flow from operations and by utilizing our bank and debt facilities. We currently estimate capital expenditures for the remainder of 2003 to be approximately $34.7 million, primarily representing the conversion of, and the equipment associated with, the Midnight Express. Included in this estimate are approximately $1.2 million of improvements on the Midnight Wrangler and approximately $0.8 million for routine capital and drydock inspections of our vessels to be incurred over this period.

Regions Bank $35.0 Million Bank Facility. In July 2002, we entered into a $35.0 million bank facility (the "Bank Facility") with Regions Bank consisting of a $25.0 million asset-based five-year revolving credit facility and a $10.0 million accounts receivable-based working capital facility. The interest on the Bank Facility is at a floating rate based upon the London Interbank Offered Rate (LIBOR) plus a range of 1.75% to 2.25%, depending upon the level of the consolidated leverage ratio (as defined) measured on a quarterly basis. Borrowings under the Bank Facility are secured by first preferred ship mortgage liens on certain vessels in our fleet and a pledge of our accounts receivable. Amounts outstanding under the accounts receivable-based working capital facility may not exceed 85% of eligible trade accounts receivable. Under the terms of the Bank Facility, we must maintain tangible net worth of at least $60.0 million, a minimum debt service coverage ratio of at least 1.20 to 1, a consolidated leverage ratio of no more than 2.00 to 1 and a consolidated current ratio (defined below) of at least 1.30 to 1. We had $4.9 million outstanding under the $10.0 million accounts receivable-based working capital facility as of June 30, 2003. In addition, we issued a $1.5 million standby letter of credit as security for the charter payments due under the charter agreement for the Midnight Hunter against the $10.0 million accounts receivable-based working capital facility and a $2.7 million standby letter of credit as security for payments related to a crane to be constructed as part of the Midnight Express conversion against the $25.0 million asset-based five-year revolving credit facility. We had a borrowing capacity of up to an additional $2.0 million under the $10.0 million accounts receivable-based working capital facility based upon eligible receivables at June 30, 2003.

Midnight Express $60.0 Million Finance Facility. In April 2003, we finalized a credit line that matures on June 30, 2004 to finance the conversion of the Midnight Express (the "Finance Facility"). The credit line will convert into a three-year term loan facility upon completion of the conversion of the Midnight Express. The Finance Facility commitment is equally provided by Regions Bank and Export Development Canada (EDC) ($30.0 million participation by each). As part of the terms and conditions of the Finance Facility, Regions Bank suspended our ability to borrow under the $25.0 million asset-based five-year revolving credit facility discussed above. We continue to have available to us the $10.0 million accounts receivable-based working capital facility discussed above from Regions Bank. In addition, the $2.7 million standby letter of credit as security for payments related to a crane to be constructed as part of the Midnight Express conversion was transferred to the Finance Facility.

The interest rate for the construction financing is at a floating rate equal to LIBOR plus 3.00% to 3.50% based upon our consolidated leverage ratio. We are providing collateral in the form of the Midnight Express as well as a first preferred ship mortgage on the Midnight Fox, Midnight Star, Midnight Dancer, Midnight Carrier, Midnight Brave and Midnight Rider. We have to adhere to various conditions including maintaining tangible net worth of at least $60.0 million, a minimum debt service coverage ratio of at least 1.20 to 1, a consolidated leverage ratio of no more than 2.00 to 1 and a consolidated current ratio (defined below) of 1.30 to 1. We are not allowed to incur additional debt over $8.0 million without consent from Regions Bank. As of June 30, 2003, we had $19.6 million outstanding under the $60.0 million Finance Facility, in addition to the $2.7 million standby letter of credit as discussed above, leaving us a borrowing capacity of $37.7 million under the Finance Facility.

The term loan facility of the Finance Facility is a three-year term with a 10-year amortization payment schedule consisting of semi-annual payments with a balloon payment at the end of the three-year term. The interest rate for this facility is 3.25% over LIBOR. Regions Bank and EDC will require us to maintain the same collateral and covenants as included in the construction financing depicted above.

As of June 30, 2003, we were not in compliance with the consolidated current ratio covenant of 1.30 to 1, as stipulated by the Bank Facility, the Finance Facility and the GE Commercial Equipment Financing (GE) term loan (see discussion below). The consolidated current ratio is calculated by adding the GE term loan security deposit of $1.25 million to current assets and excluding from current liabilities the current portion of the Finance Facility. We have received covenant waivers from Regions Bank, EDC and GE subsequent to June 30, 2003 for the non-
compliance and we amended the consolidated current ratio financial convenant so that we have to meet a consolidated current ratio of 1.00 to 1 for the quarters ending September 30, 2003 and December 31, 2003. The consolidated current ratio requirement returns to 1.30 to 1 in the first quarter of 2004. We paid aggregate fees of $40,000 to the three institutions for these waivers and amendments. We believe we will have continued compliance with the consolidated current ratio as amended. However, there can be no assurance that continued compliance will be maintained.

In July 2003, the $1.5 million standby letter of credit against the $10.0 million accounts receivable-based working capital facility (part of the Bank Facility) was drawn by Cable Shipping, Inc., the owners of the Midnight Hunter. The letter of credit was issued as security for the charter payments due under the charter agreement for the Midnight Hunter. The $1.5 million has been put into escrow and settlement of the funds will be determined by arbitration. We have recorded the $1.5 million as a liability on our balance sheet as of June 30, 2003 as part of the receivable line of credit.

Purchase of the Midnight Wrangler. In December 2002, we entered into a purchase agreement with Global Marine Systems Limited (Global Marine) for the purchase of the Wave Alert, to be renamed the Midnight Wrangler, at a cost of approximately $10.8 million. We took possession of the vessel in March 2003. The purchase of the vessel was financed by Global Marine over a five-year period with monthly payments, including 7% per annum interest, of approximately $0.2 million plus a $1.0 million payment at the purchase in March 2003 and another $1.0 million payment at the end of the five-year period.

GE Term Loan. In March 2003, we finalized a seven-year term loan with GE. Although the principal amount of the term loan is $9.25 million, we received $8.0 million and GE retained $1.25 million as a security deposit. The interest rate on the term loan is the 30-day commercial paper rate plus 2.03% and includes prepayment penalties of 2% for the first twelve months, 1% for the second twelve months and 0% thereafter. The term loan is structured to have monthly payments over seven years. The loan agreement contains the same financial covenants as the Bank Facility and Finance Facility discussed above. The collateral for the loan is the Midnight Eagle and the security deposit described above. We used the proceeds from the loan to fund the improvements to the Midnight Wrangler and a portion for the Midnight Express conversion cost.

The   following   table   presents  our   long-term   contractual
obligations and the related amounts due, in total and by period, as of June 30, 2003 (in thousands):

                               Payments Due by Period
                      ----------------------------------------
                               Less Than   1-3    4-5   After 5
                       Total     1 Year   Years  Years   Years
                      -------  ---------  -----  -----  -------
Finance Facility      $19,630  $ 19,630  $   -- $   --  $   --
Long-Term Debt         18,460     2,780   6,013  7,047   2,620
Operating Leases        7,394     4,052   3,266     76      --
Unconditional Purchase
  Obligations          26,765    26,765      --     --      --
Other Long-Term
  Obligations              90        90      --     --      --
                      -------  ---------  -----  -----  -------
Total Contractual
  Cash Obligations    $72,339  $ 53,317  $9,279 $7,123  $2,620
                      =======  ========= ====== ======  =======

As discussed, we expect the Midnight Express construction loan (Finance Facility) to convert to a three-year term loan with a 10-year amortization payment schedule with semi-annual payments. The majority of the long-term debt obligation consists of the term loan with GE and the financing of the purchase of the Midnight Wrangler from Global Marine, both of which are discussed above.

During the first six months of 2003, we made payments of approximately $1.8 million for the operating lease obligation relating to our deepwater technology vessel, the Midnight Arrow, under a five-year charter agreement. We paid approximately $31.3 million during the first six months of 2003 in relation to the purchase price and conversion of the Midnight Express bringing our total as of June 30, 2003 to $50.8 million.

Included in the operating leases are the monthly payments for certain facilities used in the normal course of operations. However, the majority of the operating leases obligation relates to our five-year charter agreement of the Midnight Arrow. Included in unconditional purchase obligations and other long-term obligations are the contracts with equipment suppliers related to the conversion of the Midnight Express ($25.9 million) as well as equipment purchases for the Midnight Wrangler ($1.2 million). We expect to finance the Midnight Express contracts with proceeds from the Finance Facility and any equipment purchases for the Midnight Wrangler with cash flow from operations.

In August 2001, our Board of Directors approved the repurchase of up to $5.0 million of our outstanding common stock. Purchases are made on a discretionary basis in the open market or otherwise over a period of time as determined by management, subject to market conditions, applicable legal requirements and other factors. In August 2002, we elected to suspend our repurchase program. However, during 2003, 2,603 shares were repurchased as part of the vesting of restricted shares for three employees. Under current conditions and to support our vessel expansion strategy, we do not expect to repurchase shares in the near future. As of August 13, 2003, 712,471 shares had been repurchased at a total cost of $4.3 million.

Consistent with the focus toward investing in new technology, including deepwater capable assets such as the Midnight Express and the Midnight Wrangler, four of the last five vessels added to our fleet have been DP-2 deepwater capable (Midnight Eagle, Midnight Arrow, Midnight Express and Midnight Wrangler). Through June 30, 2003, we have expended approximately $98.3 million (in combined capital expenditures, operating lease payments and purchase payments) for these vessels, with an additional estimated $48.2 million to be incurred in associated construction costs, operating lease payments and drydock expenses through early 2005 (see Note 6 to the financial statements).

We believe that our cash flow from operations and Bank Facility will be sufficient to meet our existing liquidity needs for the operations of the business. We also believe that the options offered by the Finance Facility and GE term loan, in addition to our cash flow from operations, will be sufficient to complete our identified growth plans. If our plans or assumptions change or prove to be inaccurate or if we make any additional acquisitions of existing vessels or other businesses, we may need to raise additional capital. We may not be able to raise these additional funds, or we may not be able to raise such funds on favorable terms.

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

In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure - an Amendment of SFAS No. 123," which provides alternative methods of transition for a voluntary change to the fair-value based method of accounting for stock-based employee compensation, and the new standard, which is now effective, amends certain disclosure requirements. We continue to apply APB No. 25, "Accounting for Stock Issued to Employees," and related interpretations in accounting for our stock-based compensation; therefore, the alternative methods of transition do not apply. We have adopted the disclosure requirements of SFAS No. 148 (see Note 4 to the financial statements).

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

In January 2003, the FASB issued Financial Interpretation (FIN) 46, "Consolidation of Variable Interest Entities - An Interpretation of Accounting Research Bulletin (ARB) 51" ("FIN 46" or the "Interpretation"). FIN 46 addresses consolidation by business enterprises of variable interest entities (VIEs). The primary objective of the Interpretation is to provide guidance on the identification of, and financial reporting for, entities over which control is achieved through means other than voting rights; such entities are known as VIEs. This guidance applies immediately to VIEs created after January 31, 2003, and July 1, 2003 for VIEs existing prior to February 1, 2003. We believe there will be no material impact on our financial position or results of operations from the adoption of FIN 46.

Significant Accounting Policies and Estimates.

For   a   discussion  of  significant  accounting  policies   and
estimates, see our Annual Report on Form 10-K for the fiscal year ended December 31, 2002.

Item 3.  Quantitative and Qualitative Disclosures About Market
            Risk.

Interest Rate Risk. We are subject to market risk exposure related to changes in interest rates on our Bank Facility (when drawn upon), our Finance Facility and our term loan with GE. Interest on borrowings under the Bank Facility accrue at a variable rate, using LIBOR plus a range of 1.75% to 2.25%, depending upon the level of our consolidated leverage ratio (as defined) measured on a quarterly basis. Under the Finance Facility, the interest rate during the construction financing phase will be based upon our consolidated leverage ratio and ranges from LIBOR plus a range of 3.00% to 3.50% based upon these levels. The term facility of the Finance Facility is priced at 3.25% over LIBOR. Our term loan with GE includes an interest rate consisting of the 30-day commercial paper rate plus 2.03%. We do not have any interest rate swap agreements in place to manage our interest rate risk.

Item 4.  Controls and Procedures.

Evaluation of Disclosure Controls and Procedures. As of the end of the period covered by this report, our chief executive officer and chief financial officer, with the participation of management, have evaluated the effectiveness of the design and operation of our disclosure controls and procedures. Based on their evaluation, the chief executive officer and chief financial officer have concluded that our disclosure controls and procedures have been designed and are functioning effectively in alerting them in a timely manner to material information relating to Torch Offshore, Inc. required to be disclosed in our periodic Securities and Exchange Commission filings under the Securities Exchange Act of 1934.

Changes in Internal Controls. There were no significant changes in our internal controls or in other factors that could significantly affect these internal controls subsequent to the date of their most recent evaluation, including any corrective actions taken with regard to significant deficiencies and material weaknesses.

                   PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings.

We are involved in legal proceedings arising in the ordinary course of business. Although we cannot give you any assurance with respect to the ultimate outcome of such legal actions, in our opinion these matters will not have a material adverse effect on our financial position or results of operations.

We have been named as a defendant in a stockholder class action suit filed by purported stockholders regarding our initial public offering. This lawsuit, Karl L. Kapps, et. al. v. Torch Offshore, Inc. et. al., No. 02-00582, which seeks unspecified monetary damages, was filed on March 1, 2002 in U.S. District Court for the Eastern District of Louisiana. The lawsuit was dismissed on December 19, 2002 for failure to state a claim upon which relief could be granted. The plaintiff has appealed to the U.S. Court of Appeals for the Fifth Circuit. We believe the allegations in this lawsuit are without merit and we continue to vigorously defend this lawsuit. Even so, an adverse outcome in this class action litigation could have a material adverse effect on our financial condition or results of operations.

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

We terminated our charter of the Midnight Hunter on January 24, 2003, as, among other things, the vessel did not meet certain specifications as outlined in the charter agreement and this prevented us from performing some types of work. We filed a lawsuit (Torch Offshore, L.L.C. v. The M/V Midnight Hunter and Cable Shipping, Inc., et al., No. 03-0343, filed in the United States District Court, Eastern District of Louisiana on February 4, 2003) seeking an order, which was granted by the court, attaching and arresting the Midnight Hunter as security for our claims related to such termination. Management believes the amount of the claim is justified. The claims will be settled by arbitration in London, England. The $1.5 million standby letter of credit issued to secure our payments under the charter was drawn by Cable Shipping, Inc. in July 2003. Pursuant to an agreement entered into in July 2003, we released the vessel from arrest and Cable Shipping, Inc. has placed the $1.5 million obtained by it through the drawdown on the letter of credit into an escrow account. The $1.5 million held in escrow will be distributed based upon the arbitral award. The arbitration hearing is scheduled to begin in October 2003. We intend to vigorously pursue this matter; nevertheless, an adverse outcome from the litigation/arbitration could have an adverse effect on our results of operations.

We filed a lawsuit (Torch Offshore, Inc. v. Newfield Exploration Company, No. 03-0735, filed in the United States District Court, Eastern District of Louisiana on March 13, 2003) against Newfield Exploration Company (Newfield) claiming damages of approximately $2.1 million related to work completed for Newfield in the Gulf of Mexico at Grand Isle Block 103-A. Our lawsuit alleges that we did not receive all compensation to which we were entitled pursuant to the contract. As of June 30, 2003, we have recorded amounts attributable to this claim based upon our contractual rights under our agreement with Newfield. We intend to vigorously pursue this matter, the ultimate resolution of which could materially impact currently recorded amounts in the future.

Item 2.   Changes in Securities and Use of Proceeds.

The information on the use of proceeds from our Public Offering required by this item is set forth in "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources" in Part I of this report, which section is incorporated herein by reference.

Item 4.    Submission of Matters to a Vote of Security Holders

Our annual meeting of stockholders was held on May 15, 2003.

     (a) At such meeting, each of the following persons listed below was elected as a director of the Company to serve during the ensuing year.
                                     Votes For    Votes Withheld
                                    ----------    --------------
          Lyle G. Stockstill        12,376,478        101,900
          Lana J. Hingle Stockstill 12,376,478        101,900
          Curtis Lemons             12,370,078        108,300
          Andrew L. Michel          12,393,478         84,900
          John Reynolds             12,370,078        108,300
          Ken Wallace               12,370,078        108,300

     (b) At such meeting, the stockholders also approved the appointment of Ernst & Young LLP as the Company's independent public accountants for 2003.

                    Votes For      Votes Against       Abstained
                   ----------      -------------       ---------
                   12,451,888         24,390             2,100

Item 6.    Exhibits and Reports on Form 8-K.

     (a)  Exhibits filed as part of this report are listed below.

           Exhibit 10.1  Waiver  and  Second  Amendment   to
                         Amended  and  Restated Loan  Agreement
                         among Torch Offshore, Inc. and Regions Bank

           Exhibit 10.2  Waiver  and  Second  Amendment   to Credit
                         Agreement among Torch Offshore,  Inc.,
                         Regions Bank and Export Development Canada

           Exhibit 10.3  Waiver  and  Amendment  No.  1  to  Loan
                         Agreement   dated  March  21,  2003   between
                         General  Electric Capital Corporation, Torch
                         Offshore, L.L.C. and Torch Offshore, Inc.

           Exhibit 31.1  Certification  by  Lyle  G.  Stockstill
                         Pursuant to Section 302 of the Sarbanes-Oxley
                         Act of 2002

           Exhibit 31.2  Certification  by  Robert   E.   Fulton
                         Pursuant to Section 302 of the Sarbanes-Oxley
                         Act of 2002

           Exhibit 32.1  Certification by Lyle G. Stockstill
                         Pursuant  to  18  U.S.C.  Section  1350, as
                         Adopted  Pursuant  to  Section  906  of the
                         Sarbanes-Oxley Act of 2002

           Exhibit 32.2  Certification  by  Robert   E.   Fulton
                         Pursuant  to  18  U.S.C.  Section  1350, as
                         Adopted  Pursuant  to  Section  906  of the
                         Sarbanes-Oxley Act of 2002

     (b) Reports on Form 8-K.

           On April 22, 2003, we filed a report on Form 8-K, reporting under Item 5, announcing that substantially all of the conditions required for the conversion contract of the Midnight Express to become effective had been satisfied. The conversion contract is with Davie Maritime Inc. of Quebec, Canada and was signed through the Company's subsidiary, Torch Express, L.L.C. The Company announced that the remaining conditions were expected to be satisfied soon thereafter.

           On May 9, 2003, we filed a report on Form 8-K, reporting under Item 9, announcing the release of the operating results for the quarter ended March 31, 2003.

           On May 12, 2003, we filed a report on Form 8-K, reporting under Item 5, announcing the $60.0 million finance facility with Regions Bank and Export Development Canada to fund the conversion of the Midnight Express had been completed.

                            SIGNATURE

      Pursuant  to  the  requirements of the Securities  Exchange
Act  of  1934, the registrant has duly caused this report  to  be
signed   on   its  behalf  by  the  undersigned  thereunto   duly
authorized.


                              TORCH OFFSHORE, INC.

Date: August 13, 2003              By:  /s/ ROBERT E. FULTON
                                        --------------------
                                        Robert E. Fulton
                                        Chief Financial Officer
                                       (Principal   Accounting and
                                        Financial Officer)


                          EXHIBIT INDEX

10.1  --    Waiver and Second Amendment to Amended and
            Restated  Loan  Agreement among Torch Offshore,  Inc.
            and Regions Bank

10.2  --    Waiver and Second Amendment to Credit Agreement
            among  Torch Offshore, Inc., Regions Bank and  Export
            Development Canada

10.3  --    Waiver  and  Amendment No. 1 to Loan  Agreement
            dated   March  21,  2003  between  General   Electric
            Capital  Corporation,  Torch  Offshore,  L.L.C.   and
            Torch Offshore, Inc.

31.1  --    Certification by Lyle G. Stockstill Pursuant to
            Section 302 of the Sarbanes-Oxley Act of 2002

31.2  --    Certification by Robert E. Fulton  Pursuant  to
            Section 302 of the Sarbanes-Oxley Act of 2002

32.1  --    Certification by Lyle G. Stockstill Pursuant to
            18  U.S.C.  Section  1350,  as  Adopted  Pursuant  to
            Section 906 of the Sarbanes-Oxley Act of 2002

32.2  --    Certification by Robert E. Fulton  Pursuant  to
            18  U.S.C.  Section  1350,  as  Adopted  Pursuant  to
            Section 906 of the Sarbanes-Oxley Act of 2002

                                                     Exhibit 10.1

                 WAIVER AND SECOND AMENDMENT TO
               AMENDED AND RESTATED LOAN AGREEMENT

      This Waiver and Second Amendment to Amended and Restated Loan Agreement is entered into effective the 8th day of August, 2003, and is executed in connection with that certain Amended and Restated Loan Agreement effective as of December 20, 2002 (as the same may be amended, restated, modified or supplemented from time to time, the "Loan Agreement") among Torch Offshore, Inc. ("Borrower") and Regions Bank ("Bank").

      WHEREAS,  Borrower  and  Bank  desire  to  amend  the  Loan
Agreement.

      NOW THEREFORE, for good and adequate consideration the receipt of which is hereby acknowledged, the parties hereto do hereby agree as follows:

      1. As used herein, capitalized terms not defined herein shall have the meanings attributed to them in the Loan Agreement.

      2. Bank hereby waives compliance by Borrower with the minimum Consolidated Current Ratio covenant contained in Section 5.02(k)(i) of the Loan Agreement for the fiscal quarter ending on June 30, 2003. Borrower acknowledges and agrees that this waiver of compliance with the financial covenant contained in Section 5.02(k)(i) of the Loan Agreement shall apply only to the fiscal quarter ending on June 30, 2003 and shall not constitute a waiver of compliance for any other fiscal quarter.

      3. Section 5.02 (k)(i) of the Loan Agreement is amended and restated to read as follows:

             (i) Borrower will have and maintain, as of the end of each fiscal quarter, a Consolidated Current Ratio of at least:

               Periods Ending                            Ratio
               --------------                            -----

               On   or   before  December  31,   2003     1.00
               After December 31, 2003                    1.30.

      4. BORROWER HEREBY RELEASES BANK AND SOLIDARILY AGREES TO HOLD BANK HARMLESS FROM AND AGAINST ANY AND ALL CLAIMS ARISING PRIOR TO THE EFFECTIVE DATE OF THIS WAIVER AND SECOND AMENDMENT TO AMENDED AND RESTATED LOAN AGREEMENT ARISING OUT OF, RESULTING FROM OR RELATING TO (A) ANY SECURED OBLIGATIONS OR (B) ANY OF THE LOAN DOCUMENTS.

     5. In connection with the foregoing and only in connection with the foregoing, the Loan Agreement is hereby amended, but in all other respects all of the terms, conditions and provisions of the Loan Agreement remain unaffected.

      6. Except as may be specifically set forth herein, this Waiver and Second Amendment to Amended and Restated Loan Agreement shall not constitute a waiver of any Default(s) under the Amended and Restated Loan Agreement or any documents executed in connection therewith, all rights and remedies of Bank being preserved and maintained.

      7. This Waiver and Second Amendment to Amended and Restated Loan Agreement may be executed in two or more counterparts, and it shall not be necessary that the signatures of all parties hereto be contained on any one counterpart hereof; each counterpart shall be deemed an original, but all of which together shall constitute one and the same instrument.

      IN WITNESS WHEREOF, the parties have caused this instrument to be duly executed.

                             TORCH OFFSHORE, INC.

                             By:/s/ ROBERT E. FULTON
                                --------------------
                                Robert E. Fulton
                                Its Chief Financial Officer
                                401 Whitney Avenue, Suite 400
                                Gretna, Louisiana 70056
                                Telecopy  number: (504)367-7075

                             REGIONS BANK

                             By:/s/ BILL POPE
                                --------------
                                Bill Pope
                                Its: Executive Vice President
                                301 St. Charles Avenue
                                New Orleans, LA 70130
                                Telecopier: (504)584-2165


                                                    Exhibit 10.2

         WAIVER AND SECOND AMENDMENT TO CREDIT AGREEMENT

      This Waiver and Second Amendment to Credit Agreement is entered into effective the 8th day of August, 2003, and is executed in connection with that certain Credit Agreement effective as of April 23, 2003 (as the same may be amended, restated, modified or supplemented from time to time, the "Credit Agreement") among Torch Offshore, Inc. ("Borrower") and the Lenders, including Regions Bank in its capacity as a Lender and as Agent for the Lenders.

     WHEREAS, Borrower and the Lenders desire to amend the Credit
Agreement.

      NOW THEREFORE, for good and adequate consideration the receipt of which is hereby acknowledged, the parties hereto do hereby agree as follows:

      1. As used herein, capitalized terms not defined herein shall have the meanings attributed to them in the Credit
Agreement.

      2. Lenders hereby waive compliance by Borrower with the minimum Consolidated Current Ratio covenant contained in Section 8.1(k)(i) of the Credit Agreement for the fiscal quarter ending on June 30, 2003. Borrower acknowledges and agrees that this waiver of compliance with the financial covenant contained in
Section 8.1(k)(i) of the Credit Agreement shall apply only to the fiscal quarter ending on June 30, 2003 and shall not constitute a waiver of compliance for any other fiscal quarter.

      3. Section 8.1(k)(i) of the Credit Agreement is amended and restated to read as follows:

               (i) Borrower will have and maintain, as of the end of each fiscal quarter, a Consolidated Current Ratio of at least:

               Periods Ending                          Ratio
               --------------                          -----
               On   or   before  December  31,   2003   1.00
               After December 31, 2003                  1.30.

      4. Borrower shall pay an amendment fee to the Agent with respect to this Waiver and Second Amendment to Credit Agreement, for the benefit of the Lenders, in the amount of $30,000 to be distributed by Agent to the Lenders based on each Lender's Pro Rata Share of the Line of Credit Loans. This agreement will become effective upon the payment of such fee.

     5. BORROWER HEREBY RELEASES THE INDEMNITEES AND SOLIDARILY AGREES TO HOLD THE INDEMNITEES HARMLESS FROM AND AGAINST ANY AND ALL CLAIMS ARISING PRIOR TO THE EFFECTIVE DATE OF THIS WAIVER AND SECOND AMENDMENT TO CREDIT AGREEMENT ARISING OUT OF, RESULTING FROM OR RELATING TO (A) ANY SECURED OBLIGATIONS OR (B) ANY OF THE TRANSACTION DOCUMENTS.

     6. In connection with the foregoing and only in connection with the foregoing, the Credit Agreement is hereby amended, but in all other respects all of the terms, conditions and provisions of the Credit Agreement remain unaffected.

      7. Except as may be specifically set forth herein, this Waiver and Second Amendment to Credit Agreement shall not constitute a waiver of any Default(s) under the Credit Agreement or any documents executed in connection therewith, all rights and remedies of the Lenders being preserved and maintained.

      8. This Waiver and Second Amendment to Credit Agreement may be executed in two or more counterparts, and it shall not be necessary that the signatures of all parties hereto be contained on any one counterpart hereof; each counterpart shall be deemed an original, but all of which together shall constitute one and the same instrument.

      IN WITNESS WHEREOF, the parties have caused this instrument to be duly executed.

                                TORCH OFFSHORE, INC.

                                By:/s/ ROBERT E. FULTON
                                   --------------------
                                   Its Chief Financial Officer
                                   401 Whitney Avenue, Suite 400
                                   Gretna, Louisiana 70056
                                   Telecopy  number: (504)367-7075

                                REGIONS BANK

                                By:/s/ BILL POPE
                                   -------------
                                   Executive Vice President
                                   301 St. Charles Avenue
                                   New Orleans, LA 70130
                                   Telecopier: (504)584-2165

                                 EXPORT DEVELOPMENT CANADA

                                 By:/s/ ANTONIO CAMINITI
                                    --------------------
                                    Loan Asset Manager

                                 By:/s/ BRUCE DUNLOP
                                    ----------------
                                    Loan Portfolio Manager

                                    151 O'Connor
                                    Ottawa, Canada K1A1K3
                                    (Telecopier: (613)598-3186

                                                     Exhibit 10.3

                   WAIVER AND AMENDMENT NO. 1
                        TO LOAN AGREEMENT
                      dated March 21, 2003

      This Waiver and Amendment No. 1 ("Amendment") to Loan Agreement dated March 21, 2003 ("Loan Agreement"), is entered into this 12th day of August, 2003, by and between General Electric Capital Corporation, a Delaware corporation ("Lender"), Torch Offshore, L.L.C., a Delaware limited liability company ("Borrower") and Torch Offshore, Inc. a Delaware corporation ("Guarantor"). All capitalized terms not otherwise defined in this Amendment have the meanings ascribed to them in the Loan Agreement.

                           WITNESSETH:

      A. Borrower is a party to that certain Credit Agreement, as amended by the First Amendment to Credit Agreement effective as of April 23, 2003, as further amended by the Waiver and Second Amendment to Credit Agreement dated on or about August 8, 2003 ("Credit Agreement"), by and among Borrower, Regions Bank (as Agent) and Regions Bank and Export Development Canada (as Lenders).

     B. The Credit Agreement contains financial covenants which differ from those contained in the Loan Agreement.

      C. Borrower has requested that the parties amend the Loan Agreement to replace the existing financial covenants therein with the financial covenants contained in the Credit Agreement and waive compliance with certain covenants in the Loan Agreement, compliance with which have been waived under the Credit Agreement.

      D. Lender is willing to waive and amend those financial covenants.

      NOW, THEREFORE, in consideration of the foregoing, the parties hereby agree to amend the Loan Agreement as follows:

      1.    Section 9(a), the definition of "Consolidated Current
Ratio", is hereby amended by deleting it in its entirety and inserting the following in lieu thereof:

     "Consolidated Current Ratio" shall mean, as of any date for which it is being determined, the ratio of (a) current assets of Guarantor and its Subsidiaries as of such date, determined on a consolidated basis in accordance with GAAP, to (b) current liabilities of Guarantor and its Subsidiaries as of such date, determined on a consolidated basis in accordance with GAAP; provided that, for purposes of determining the Consolidated Current Ratio, (x) during the Line of Credit Period, the principal amount of the Line of Credit Loans outstanding as of such date shall be classified as a long-term liability and (y) the $1,250,000 non-interest bearing deposit pledged to Lender pursuant to the Pledge will be classified as a current asset.

     2. Section 9(d), the definition of "Consolidated Leverage Ratio", is hereby amended by deleting the following phrase:
"provided that for purposes of determining the Consolidated Leverage Ratio, the $1,250,000 non interest bearing deposit pledged to Lender pursuant to the Pledge will be deducted from the Consolidated Indebtedness."

     3. Section 9(h), the definition of "Distribution" is amended by deleting the word "personal" in the first line and inserting the word "Person" in lieu thereof.

     4.   By adding a new subsection 9(t)(1) as follows:

     "Lien" shall mean any interest in Property securing an obligation owed to, or a claim by, a Person other than the owner of the Property, whether such interest is based on common law, statute or contract, including, without limitation, any security interest, mortgage, deed of trust, hypothec, prior claim, right of retention, maritime lien, or right in rem, pledge, assignment, judgment lien, deemed trust or other lien or encumbrance of any kind or nature whatsoever, any conditional sale or trust receipt, and any consignment or bailment for security purposes. The term "Lien" shall include reservations, exceptions, encroachments, easements, servitudes, rights-of-way, covenants, conditions, restrictions, leases and other title exceptions and encumbrances affecting Property.

     5. Section 9(j), the definition of "Subsidiary," is hereby amended by inserting the following phrase at the end of the paragraph: "and any other entity described on Schedule 7.13 of the Line of Credit Loan."

     6. Section 9(n), the definition of "Line of Credit Period," is hereby amended by deleting the text thereof in its entirety and inserting in lieu thereof the following: " `Line of Credit Period' shall mean the period commencing on April 23, 2003 and ending June 30, 2004."

     7. Section 9(o), the definitions of "Line of Credit Loan" and "Line of Credit Loans" shall mean the Credit Agreement, as amended by the First Amendment to Credit Agreement effective April 23, 2003, by and among Guarantor, Regions Bank, as agent, and Regions Bank and Export Development Canada, and their respective successors and assigns, as lenders, as the same may be amended or replaced from time to time.

     8. Lender hereby waives compliance by Guarantor with the minimum Consolidated Current Ratio covenant contained in Section 9(a) of the Loan Agreement for the fiscal quarter ending on June 30, 2003. Guarantor acknowledges and agrees that this waiver of compliance with the financial covenant contained in Section 9(a) of the Loan Agreement shall apply only to the fiscal quarter ending on June 30, 2003 and shall not constitute a waiver of compliance for any other fiscal quarter.

     9. Section 9(a) of the Loan Agreement is amended and restated to read as follows:

     (a) Guarantor will have and maintain, as of the end of each fiscal quarter, a Consolidated Current Ratio of at least:

     Periods Ending:                    Ratio:
     -----------------------------------------

     On or before December 31, 2003     1.00
     After December 31, 2003            1.30


     10. Borrower shall pay an amendment fee to Lender with respect to this Waiver and Amendment No. 1 to Loan Agreement, for the benefit of Lender, in the amount of $10,000. In addition, Borrower shall pay all attorneys' fees and costs incurred by Lender in connection with this Amendment No. 1.

     11. BORROWER HEREBY RELEASES LENDER (AS DEFINED IN SECTION 5 OF THE LOAN AGREEMENT) AND SOLIDARILY AGREES TO HOLD LENDER (AS SO DEFINED) HARMLESS FROM AND AGAINST ANY AND ALL CLAIMS ARISING PRIOR TO THE EFFECTIVE DATE OF THIS WAIVER AND AMENDMENT NO. 1 TO LOAN AGREEMENT ARISING OUT OF, RESULTING FROM OR RELATING TO (A) ANY SECURED OBLIGATIONS OR (B) ANY OF THE TRANSACTION DOCUMENTS.

     12. Except as amended herein, the Loan Agreement is unchanged and remains in full force and effect, and Borrower specifically acknowledges its continuing obligations to pay all sums as they become due under the Loan Agreement or any document related thereto.

     13. Except as may be specifically set forth herein, this Waiver and Amendment No. 1 to Loan Agreement shall not constitute a waiver of any Event(s) of Default under the Loan Agreement or any documents executed in connection therewith, all rights and remedies of the Lender are being preserved and maintained.

     14. This Amendment may be executed in counterparts, each of which when so executed will be deemed to be an original and all of which taken together will constitute one and the same instrument.


IN WITNESS WHEREOF, the parties have caused this Amendment to be executed by their duly authorized representatives as of the date first above written.

                          LENDER:

                          GENERAL ELECTRIC CAPITAL CORPORATION

                          BY: /s/ WILLIAM S. ANDERSON
                              -----------------------
                                 Name:  William S. Anderson
                                 Title:  Risk Analyst


                          BORROWER:

                          TORCH OFFSHORE, L.L.C.

                          BY: /s/ ROBERT E. FULTON
                              --------------------
                                 Name:  Robert E. Fulton
                                 Title:  Chief Financial Officer


                          GUARANTOR:

                          TORCH OFFSHORE, INC.

                          BY: /s/ ROBERT E. FULTON
                              --------------------
                                 Name:  Robert E. Fulton
                                 Title:  Chief Financial Officer

                                                   Exhibit 31.1

   CERTIFICATION BY LYLE G. STOCKSTILL PURSUANT TO SECTION 302
                OF THE SARBANES-OXLEY ACT OF 2002

I, Lyle G. Stockstill, certify that:

     1.I have reviewed this quarterly report on Form 10-Q of Torch
       Offshore, Inc.;

     2.Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

     3.Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

     4.The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-
       14) for the registrant and we have:

       (a)designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

       (b)evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

       (c)disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

     5.The registrant's other certifying officers and I have disclosed, based on our most recent evaluation of internal controls over financial reporting, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

       (a)all significant deficiencies and material weaknesses in the design or operation of internal controls over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

       (b)any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls over financial reporting.

Date:  August 13, 2003           /s/ LYLE G. STOCKSTILL
                                 ----------------------
                                 Lyle G. Stockstill
                                 Chairman of the Board and Chief
                                   Executive Officer


                                                     Exhibit 31.2

    CERTIFICATION BY ROBERT E. FULTON PURSUANT TO SECTION 302
                OF THE SARBANES-OXLEY ACT OF 2002

I, Robert E. Fulton, certify that:

     1.I have reviewed this quarterly report on Form 10-Q of Torch
       Offshore, Inc.;

     2.Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

     3.Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

     4.The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-
       14) for the registrant and we have:

       (a)designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

       (b)evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

       (c)disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

     5.The registrant's other certifying officers and I have disclosed, based on our most recent evaluation of internal controls over financial reporting, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

       (a)all significant deficiencies and material weaknesses in the design or operation of internal controls over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

       (b)any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls over financial reporting.

Date:  August 13, 2003           /s/ ROBERT E. FULTON
                                 --------------------
                                 Robert E. Fulton
                                 Chief Financial Officer


                                                      Exhibit 32.1

CERTIFICATION BY LYLE G. STOCKSTILL PURSUANT TO 18 U.S.C. SECTION
 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY
                           ACT OF 2002

In connection with the Quarterly Report of Torch Offshore, Inc. (the "Company") on Form 10-Q for the period ending June 30, 2003 as filed with the Securities and Exchange Commission of the date hereof (the "Report"), I, Lyle G. Stockstill, Chairman of the Board and Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. Section 906 of the Sarbanes-Oxley Act of 2002, that:

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


                                                       Exhibit 32.2

 CERTIFICATION BY ROBERT E. FULTON PURSUANT TO 18 U.S.C. SECTION
 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY
                           ACT OF 2002

In connection with the Quarterly Report of Torch Offshore, Inc. (the "Company") on Form 10-Q for the period ending June 30, 2003 as filed with the Securities and Exchange Commission of the date hereof (the "Report"), I, Robert E. Fulton, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. Section 906 of the Sarbanes-Oxley Act of 2002, that:

(1)  The  Report fully complies with the requirements of  Section
     13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

/s/ ROBERT E. FULTON
--------------------
Robert E. Fulton
Chief Financial Officer