Form 10-Q
period 2003-09-30
TORCH OFFSHORE INC
filed 2003-11-13
CIK 1129650

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                  ------------

                                    FORM 10-Q
(MARK ONE)
      [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2003

                                       OR

      [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the transition period from _______ to _______

                                   -----------

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark whether the registrant is an accelerated filer as defined in Rule 12b-2 of the Securities Exchange Act of 1934. Yes [ ]No [X]

The number of shares of the registrant's common stock outstanding as of November 13, 2003 was 12,638,990.

                              TORCH OFFSHORE, INC.

                                TABLE OF CONTENTS


                                                                                                  PAGE
                                                                                                  ----
PART I.  FINANCIAL INFORMATION

     Item 1.   Financial Statements.

               Condensed Consolidated Balance Sheets as of September 30, 2003 and
                 December 31, 2002...................................................................3

               Condensed Consolidated Statements of Operations for the Three and Nine
                 Months Ended September 30, 2003 and 2002............................................4

               Condensed Consolidated Statements of Cash Flows for the Nine Months
                 Ended September 30, 2003 and 2002...................................................5

               Notes to Condensed Consolidated Financial Statements..................................6

     Item 2.   Management's Discussion and Analysis of Financial Condition and
                Results of Operations...............................................................13

     Item 3.   Quantitative and Qualitative Disclosures About Market Risk...........................24

     Item 4.   Controls and Procedures..............................................................24

     PART II.  OTHER INFORMATION

     Item 1.   Legal Proceedings....................................................................24

     Item 2.   Changes in Securities and Use of Proceeds............................................26

     Item 6.   Exhibits and Reports on Form 8-K.....................................................26

               Signature............................................................................27

               Exhibit Index........................................................................

                          PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

                              TORCH OFFSHORE, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                                           SEPTEMBER 30,  DECEMBER 31,
                                                                2003         2002
                                                           -------------  ------------
                                                            (UNAUDITED)   (SEE NOTE 1)
ASSETS
CURRENT ASSETS:
 Cash and cash equivalents ..............................     $    386     $    327
 Accounts receivable --
     Trade, less allowance for doubtful accounts ........       19,321       25,226
     Other ..............................................           --           37
 Costs and estimated earnings in excess of billings on
  uncompleted contracts .................................        1,113        2,036
 Prepaid expenses and other .............................        4,894        3,747
                                                              --------     --------
     Total current assets ...............................       25,714       31,373
PROPERTY AND EQUIPMENT, at cost,
  less accumulated depreciation .........................      135,067       67,561
DEFERRED DRYDOCKING CHARGES, at cost,
  less accumulated amortization .........................        1,084        2,831
SECURITY DEPOSIT (Note 5) ...............................        1,250           --
OTHER ASSETS ............................................          136          139
                                                              --------     --------
     Total assets .......................................     $163,251     $101,904
                                                              ========     ========

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
 Accounts payable -- trade ..............................     $ 13,286     $  7,677
 Accrued expenses .......................................        3,555        3,696
 Accrued payroll and related taxes ......................        1,443          857
 Financed insurance premiums ............................        2,684        2,553
 Deferred income taxes ..................................          287          287
 Capital lease obligation ...............................          243           --
 Finance Facility (Note 5) ..............................       37,795           --
 Current portion of long-term debt ......................        2,866           14
 Receivable line of credit ..............................        7,440        4,271
                                                              --------     --------
     Total current liabilities ..........................       69,599       19,355

DEFERRED INCOME TAXES ...................................        1,307        2,636
LONG-TERM DEBT, less current portion ....................       14,888           46

COMMITMENTS AND CONTINGENCIES (Note 6)...................

STOCKHOLDERS' EQUITY ....................................       77,457       79,867
                                                              --------     --------
     Total liabilities and stockholders' equity .........     $163,251     $101,904
                                                              ========     ========

         The accompanying notes are an integral part of these condensed consolidated financial statements.

                              TORCH OFFSHORE, INC.
           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                THREE MONTHS ENDED           NINE MONTHS ENDED
                                                    SEPTEMBER 30,               SEPTEMBER 30,
                                               ----------------------      ----------------------
                                                 2003          2002          2003         2002
                                               --------      --------      --------      --------
Revenues .................................     $ 15,262      $ 13,833      $ 46,167      $ 43,468
Cost of revenues:
 Cost of sales ...........................       13,771        11,242        40,016        34,695
 Depreciation and amortization ...........        1,983         1,842         5,632         5,633
 General and administrative expenses .....        1,614         1,226         4,317         3,497
                                               --------      --------      --------      --------
        Total cost of revenues ...........       17,368        14,310        49,965        43,825
                                               --------      --------      --------      --------
Operating loss ...........................       (2,106)         (477)       (3,798)         (357)
                                               --------      --------      --------      --------
Other income (expense):
    Interest expense .....................           --           (38)           --           (93)
    Interest income ......................           --            56             1           220
                                               --------      --------      --------      --------
        Total other income ...............           --            18             1           127
                                               --------      --------      --------      --------
Loss before income tax benefit ...........       (2,106)         (459)       (3,797)         (230)
Income tax benefit .......................          737           161         1,329            81
                                               ========      ========      ========      ========
Net loss .................................     $ (1,369)     $   (298)     $ (2,468)     $   (149)
                                               ========      ========      ========      ========

Net loss per common share:
    Basic ................................     $  (0.11)     $  (0.02)     $  (0.20)     $  (0.01)
                                               ========      ========      ========      ========
    Diluted ..............................     $  (0.11)     $  (0.02)     $  (0.20)     $  (0.01)
                                               ========      ========      ========      ========

Weighted average common stock outstanding:
    Basic ................................       12,639        12,689        12,637        12,749
                                               ========      ========      ========      ========
    Diluted ..............................       12,639        12,689        12,637        12,749
                                               ========      ========      ========      ========

         The accompanying notes are an integral part of these condensed consolidated financial statements.

                              TORCH OFFSHORE, INC.
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                 (IN THOUSANDS)

                                                                    NINE MONTHS ENDED
                                                                       SEPTEMBER 30,
                                                                  ----------------------
                                                                    2003          2002
                                                                  --------      --------
CASH FLOWS PROVIDED BY OPERATING ACTIVITIES:
Net loss ....................................................     $ (2,468)     $   (149)
  Depreciation and amortization .............................        5,632         5,633
  Deferred income tax benefit ...............................       (1,329)          (81)
  Deferred drydocking costs incurred ........................         (118)       (2,332)
 (Increase) decrease in working capital:
  Accounts receivable .......................................        5,942        (1,956)
  Costs and estimated earnings in excess of  billings on
    uncompleted contracts ...................................          923           379
  Prepaid expenses, net of financed portion .................       (1,016)         (125)
  Accounts payable - trade ..................................        5,609         2,167
  Accrued payroll and related taxes .........................          586           283
  Accrued expenses and other ................................          (62)          554
                                                                  --------      --------
Net cash provided by operating activities ...................       13,699         4,373
                                                                  --------      --------

CASH FLOWS USED IN INVESTING ACTIVITIES:
  Purchases of property and equipment .......................      (61,298)      (20,038)
                                                                  --------      --------
Net cash used in investing activities .......................      (61,298)      (20,038)
                                                                  --------      --------

CASH FLOWS PROVIDED BY (USED IN) FINANCING ACTIVITIES:
  Net proceeds from receivable line of credit ...............        3,169            --
  Net proceeds from Finance Facility ........................       37,795            --
  Net proceeds from long-term debt ..........................        6,712            --
  Treasury stock purchases ..................................          (18)       (1,989)
                                                                  --------      --------
Net cash provided by (used in) financing activities .........       47,658        (1,989)
                                                                  --------      --------

Net increase (decrease) in cash and cash equivalents ........           59       (17,654)
Cash and cash equivalents at beginning of period ............          327        24,493
                                                                  --------      --------
Cash and cash equivalents at end of period ..................     $    386      $  6,839
                                                                  ========      ========

Interest paid (net of amounts capitalized) ..................     $     --      $     77
                                                                  ========      ========

Income taxes paid ...........................................     $     --      $     --
                                                                  ========      ========

SUPPLEMENTARY NON-CASH INVESTING AND FINANCING ACTIVITIES:
  Purchase of Midnight Wrangler (fully financed - see Note 5)     $ (9,731)     $     --
                                                                  ========      ========

         The accompanying notes are an integral part of these condensed consolidated financial statements.

                              TORCH OFFSHORE, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1.   ORGANIZATION, BASIS OF PRESENTATION AND LIQUIDITY MATTERS:

The interim condensed consolidated financial statements included herein have been prepared by Torch Offshore, Inc. (a Delaware corporation) and are unaudited, except for the balance sheet at December 31, 2002, which has been prepared from Torch Offshore, Inc.'s previously audited financial statements. The balance sheet at December 31, 2002 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States (U.S. GAAP) for complete financial statements. The condensed consolidated financial statements of Torch Offshore, Inc. include its wholly-owned subsidiaries Torch Offshore, L.L.C., Torch Express L.L.C., Torch Venture, L.L.C. and Torch Offshore de Mexico S. de R.L. de C.V. (collectively, the "Company"). Management believes that the unaudited interim financial statements include all adjustments (such adjustments consisting only of a normal recurring nature) necessary for fair presentation. Certain information and note disclosures normally included in annual financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to those rules and regulations. The results for the three and nine months ended September 30, 2003 are not necessarily indicative of the results to be expected for the entire year. The interim financial statements included herein should be read in conjunction with the audited financial statements and notes thereto together with Management's Discussion and Analysis of Financial Condition and Results of Operations included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2002.

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

During 2003, market conditions in the Gulf of Mexico have remained relatively weak as offshore drilling has remained depressed. Although the U.S. land rig count has increased, a similar development has not transpired in offshore drilling. As of a recent date, there were 26% fewer jack-up rigs in the Gulf of Mexico than just two years ago, a key measure of market strength for the Company. These forces have driven market prices to lower levels, and as a result, have impacted the gross margins that the Company has traditionally experienced.

As a result of these market conditions and the recent arbitration ruling in the Midnight Hunter case (see Note 6), the Company has experienced significant financial losses in 2003. The Company has a significant working capital deficit position primarily resulting from the current classification of the Midnight Express construction finance facility which matures in mid-2004, the construction project for which has recently experienced certain delays impacting its estimated date of completion. In addition, for the two most recent fiscal quarters, the Company was not in compliance with certain covenants under its debt agreements and had to obtain waivers and certain revisions to prospective financial performance measurement ratios from its lenders to enhance the Company's ability to maintain compliance. These conditions place a high degree of pressure on the Company's liquidity management and could ultimately impact the Company's operations and future business plans. Management believes, however, that the Company has the ability to sustain its operations and meet its financial commitments, at least for the near-term, through effective management of its operations and the available liquidity provided through its credit facilities. However, if the Company continues to incur significant cash losses or if availability provided through the Company's credit facilities is curtailed, the Company's ability to continue to manage its liquidity needs and meet its operating and other financial commitments may be jeopardized in the future.

2.   STOCKHOLDERS' EQUITY:

Treasury Stock - In August 2001, the Company's Board of Directors approved the repurchase of up to $5.0 million of the Company's outstanding common stock. Purchases are made on a discretionary basis in the open market or otherwise over a period of time as determined by management, subject to market conditions, applicable legal requirements and other factors. As of September 30, 2003, 712,471 shares had been repurchased at a total cost of $4.3 million.

Stock Option Plan - The Company has a long-term incentive plan under which 3.0 million shares of the Company's common stock are authorized to be granted to employees and affiliates. The awards can be in the form of stock options, stock, phantom stock, performance-based stock or stock appreciation rights. As of September 30, 2003, stock options covering 454,048 shares of common stock with a weighted average price of $9.97 per share, and 44,687 shares of restricted stock, both vesting generally over five years, were outstanding.

3.   EARNINGS PER SHARE:

The Company follows Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings per Share." Basic earnings/loss per share is calculated by dividing income/loss by the weighted-average number of common shares outstanding for the applicable period, without adjustment for potential common shares outstanding in the form of stock options, warrants, convertible securities or contingent stock agreements. For calculation of diluted earnings/loss per share, the number of common shares outstanding are increased by the number of additional common shares (if deemed dilutive) that would have been outstanding if the dilutive potential common shares had been issued, determined using the treasury stock method where appropriate.

Common stock equivalents (related to stock options and restricted stock) excluded from the calculation of diluted earnings per share, because they were anti-dilutive, were approximately 336,000 shares and 365,000 shares for the third quarters of 2003 and 2002, respectively, and approximately 361,000 shares and 287,000 shares in the first nine months of 2003 and 2002, respectively.

4.   STOCK-BASED COMPENSATION:

The Company accounts for its stock-based compensation in relation to the 2001 Long-Term Incentive Plan in accordance with Accounting Principles Board Opinion
(APB) No. 25, "Accounting for Stock Issued to Employees." SFAS No. 123, "Accounting for Stock-Based Compensation," and SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure - An Amendment of SFAS No. 123," permit the intrinsic value-based method prescribed by APB No. 25, but require additional disclosures, including pro forma calculations of earnings and net earnings per share as if the fair-value method of accounting prescribed by SFAS No. 123 had been applied. If compensation expense had been determined using the fair-value method in SFAS No. 123, the Company's net loss and loss per share would have been as shown in the pro forma amounts below:

                                                                THREE MONTHS ENDED       NINE MONTHS ENDED
(in thousands, except per share data)                              SEPTEMBER 30,            SEPTEMBER 30,
                                                               -------------------       -------------------
                                                                2003         2002          2003       2002
                                                               -------      ------       -------      ------

Net loss .................................................     $(1,369)     $ (298)      $(2,468)     $ (149)
   Add: Stock-based compensation expense included in net
     loss, net of tax ....................................          33          26            95          78
   Less: Stock-based compensation expense using fair value
     method, net of tax ..................................        (125)       (141)         (369)       (353)
                                                               -------      ------       -------      ------

  Pro forma net loss .....................................     $(1,461)     $ (413)      $(2,742)     $ (424)
                                                               ========     ======       =======      ======

Basic loss per share .....................................     $ (0.11)     $(0.02)      $ (0.20)     $(0.01)
Pro forma basic loss per share ...........................     $ (0.12)     $(0.03)      $ (0.22)     $(0.03)

Diluted loss per share ...................................     $ (0.11)     $(0.02)      $ (0.20)     $(0.01)
Pro forma diluted loss per share .........................     $ (0.12)     $(0.03)      $ (0.22)     $(0.03)

5.   DEBT:

In July 2002, the Company entered into a $35.0 million bank facility (the "Bank Facility") consisting of a $25.0 million asset-based five-year revolving credit facility and a $10.0 million accounts receivable-based working capital facility with Regions Bank. The Company's ability to use the asset-based five-year revolving credit facility was suspended in connection with our financing of the Midnight Express. The Company continues to have available the $10.0 million accounts receivable-based working capital facility from Regions Bank. Amounts outstanding under the accounts receivable-based working capital facility may not exceed 85% of eligible trade accounts receivable. The Company had $7.4 million outstanding under the $10.0 million accounts receivable-based working capital facility as of September 30, 2003. In addition, the Company issued a $1.5 million standby letter of credit as security for the charter payments due under the charter agreement for the Midnight Hunter against the $10.0 million accounts receivable-based working capital facility. In July 2003, this letter of credit was drawn by Cable Shipping, Inc., the owners of the Midnight Hunter. The Company recorded the $1.5 million as a liability in full on the balance sheet during the second quarter of 2003. See Note 6 for further discussion.

In April 2003, the Company finalized a credit line maturing June 30, 2004 to finance the conversion of the Midnight Express (the "Finance Facility"). Amounts outstanding under the credit line will convert into a three-year term loan facility upon completion of the conversion of the Midnight Express. The Finance Facility commitment is equally provided by Regions Bank and Export Development Canada (EDC) ($30.0 million participation by each). As part of the terms and conditions of the Finance Facility, Regions Bank suspended the $25.0 million asset-based five-year revolving credit facility discussed above. In addition, the $2.7 million standby letter of credit as security for payments related to a crane to be constructed as part of the Midnight Express conversion was transferred from the Bank Facility to the Finance Facility. The $2.7 million standby letter of credit was drawn upon during the third quarter of 2003.

The interest rate for the construction financing is LIBOR plus a spread of 3.00% to 3.50% based upon the consolidated leverage ratio of the Company. The Company is providing collateral in the form of the Midnight Express as well as a first preferred ship mortgage on the Midnight Fox, Midnight Star, Midnight Dancer, Midnight Carrier, Midnight Brave and Midnight Rider. The Company has to adhere to various conditions including maintaining a tangible net worth of at least $60.0 million, a minimum debt service coverage ratio of at least 1.20 to 1, a consolidated leverage ratio of no more than 2.00 to 1 and a consolidated current ratio (defined below) of 1.30 to 1. The Company is not allowed to incur additional debt over $8.0 million without consent from Regions Bank. The Company had $37.8 million outstanding under the $60.0 million Finance Facility as of September 30, 2003 and capitalized $0.9 million of 2003 year-to-date interest costs in relation to the conversion of the Midnight Express.

Upon achievement of certain construction completion milestones, but no later than June 30, 2004, the Finance Facility will convert to term status. The term loan facility would then have a three-year term with a 10-year amortization payment schedule consisting of semi-annual payments with a balloon payment at the end of the three-year term. The interest rate for this facility is 3.25% over LIBOR. Regions Bank and EDC will require the Company to maintain the same collateral and covenants as included in the construction financing depicted above.

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

As of September 30, 2003, the Company was not in compliance with the amended consolidated current ratio covenant of the Bank Facility, the Finance Facility and the GE term loan. The amended consolidated current ratio is calculated by adding the GE term loan security deposit of $1.25 million to current assets and excluding from current liabilities the current portion of the Finance Facility. For the quarter ended June 30, 2003, the Company had received covenant waivers from Regions Bank, EDC and GE for the non-compliance at that time. In addition, the Company amended the consolidated current ratio financial covenant so that the Company would have to meet a consolidated current ratio of 1.00 to 1 for the quarters ending September 30, 2003 and December 31, 2003. The consolidated current ratio requirement was to return to 1.30 to 1 in the first quarter of 2004. However, the Company did not meet the amended consolidated current ratio covenant as of September 30, 2003 and received covenant waivers from Regions Bank, EDC and GE for the non-compliance. In addition, the Company amended the consolidated current ratio financial covenant again so that the Company will have to meet a consolidated current ratio of 1.00 to 1 as of December 31, 2003 and 1.10 to 1 as of March 31, 2004. The consolidated current ratio requirement returns to 1.30 to 1 in the second quarter of 2004. These measures have enhanced the Company's ability to achieve compliance; however, there can be no assurance that continued compliance will be maintained. If compliance is not maintained, all credit agreements could be declared to be in default and creditors have the right to seize the applicable collateral. The Company's obligations under its credit agreements are secured by substantially all of the Company's assets. Any defaults under the credit agreements would adversely impact the Company's ability to sustain its operations in the normal course and have a material adverse effect on its financial condition and results of operations.

6.   COMMITMENTS AND CONTINGENCIES:

The Company has been named as a defendant in a stockholder class action suit filed by purported stockholders regarding the Public Offering. This lawsuit, Karl L. Kapps, et. al. v. Torch Offshore, Inc. et. al., No. 02-00582, which seeks unspecified monetary damages, was filed on March 1, 2002 in the United

States District Court for the Eastern District of Louisiana. The lawsuit was dismissed on December 19, 2002 for failure to state a claim upon which relief could be granted. The plaintiffs have appealed to the United States Court of Appeals for the Fifth Circuit. Oral arguments have been completed and the Company is awaiting a decision of the court. The Company believes the allegations in this lawsuit are without merit and continues to vigorously defend this lawsuit. Even so, an adverse outcome in this class action litigation could have a material adverse effect on the Company's financial condition or results of operations.

The Company was named as a defendant in a lawsuit (Bluffview Capital, LP v. Torch Offshore, Inc., No. 2002-7662, filed in the 134th Judicial District Court, Dallas County, Texas on August 26, 2002) brought by a former service provider. The plaintiff was originally hired to assist the Company in obtaining financing, among other services. The Company terminated the relationship and disputed the plaintiff's interpretation of certain provisions regarding the services to be provided and the calculation of fees allegedly earned. The case was settled in October 2003 upon terms the Company considers favorable.

In May 2002, the Company entered into an agreement with Cable Shipping, Inc. to time charter a vessel, the G. Murray, under a three-year contract at a rate of $18,500 per day. The time charter commenced in the third quarter of 2002 and the vessel was renamed the Midnight Hunter. However, on January 24, 2003, the Company terminated the time charter because of the vessel's failure to meet certain specifications outlined in the charter agreement. The Company filed a lawsuit (Torch Offshore, L.L.C. v. The M/V Midnight Hunter and Cable Shipping, Inc., et al., No. 03-0343, in the United States District Court, Eastern District of Louisiana on February 4, 2003) seeking an order, which was granted by the court, attaching and arresting the Midnight Hunter as security for the Company's claims related to such termination. The $1.5 million standby letter of credit issued to secure the Company's payments under the charter was drawn by Cable Shipping, Inc. in July 2003. Pursuant to an agreement entered into in July 2003, the Company released the vessel from arrest and Cable Shipping, Inc. placed the $1.5 million obtained by it through the drawdown on the letter of credit into an escrow account. In November 2003, a London arbitrator issued a ruling against the Company's recission claim, finding that the Company was not entitled to terminate the charter, but did rule in favor of the Company on the warranty claim for breach of contract. The Company intends to appeal the arbitrator's ruling on several issues and intends to continue to vigorously pursue this matter. An interim award of $2.2 million was made in favor of Cable Shipping, Inc. Both parties are to make additional submissions regarding quantum of damages and further interim amounts, in addition to the final award, may be awarded to Cable Shipping, Inc. The Company has recorded the full amount of the interim award in its financial statements as of September 30, 2003.

In March 2003, the Company filed a lawsuit (Torch Offshore, Inc. v. Newfield Exploration Company, No. 03-0735, filed in the United States District Court, Eastern District of Louisiana on March 13, 2003) against Newfield Exploration Company (Newfield) claiming damages of approximately $2.1 million related to work completed for Newfield in the Gulf of Mexico at Grand Isle Block 103-A. The lawsuit alleges that the Company did not receive all compensation to which it was entitled pursuant to the contract. As of September 30, 2003, the Company has recorded amounts attributable to this claim based upon the Company's contractual rights under its agreement with Newfield. The Company intends to vigorously pursue this matter, the ultimate resolution of which could materially impact currently recorded amounts in the future.

In July 2003, the Company filed a lawsuit (Torch Offshore, Inc. et al v. Stolt Offshore, Inc., Algonquin Gas Transmission Company and Duke Energy, No. 03-1915, filed in the United States District Court, Eastern District of Louisiana on July 3, 2003) against Stolt Offshore, Inc. (Stolt), Algonquin Gas Transmission Company (Algonquin) and Duke Energy (Duke), parent company of Algonquin, seeking recovery of approximately $7.3 million related to work completed for Stolt in Boston, Massachusetts. The

Company worked as a subcontractor to Stolt, who was engaged by Algonquin to complete the Boston Hubline project, an underwater pipeline crossing the Boston Harbor. The lawsuit alleges that the Company did not receive all compensation to which the Company was entitled pursuant to the subcontract the Company had with Stolt. Two other subcontractors to Stolt are also plaintiffs in the lawsuit. Additionally, the Company has filed a lawsuit in Massachusetts (Civil Action No. 03-01585), which includes a claim for breach of contract as well as a claim to assert a mechanic's lien against Algonquin's easement located in Weymouth, Norfolk County, Massachusetts. All proceedings are in early procedural phases, with pending motions regarding lack of jurisdiction, requests for summary judgment, motions to stay, etc. The Company intends to vigorously pursue this matter, the ultimate resolution of which could materially impact currently recorded amounts in the future.

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

The Company has executed contracts with several critical equipment suppliers related to the conversion of the Midnight Express. In December 2002, the Company entered into a contract with Davie Maritime Inc. of Quebec, Canada to complete the conversion of the Midnight Express at a contract value of $25.6 million ($37.9 million inclusive of assigned critical equipment supplier contracts) which became effective in April 2003. The remaining outstanding contracts for the conversion of the Midnight Express, including the Davie Maritime Inc. contract described above, aggregate $68.6 million, of which $52.1 million had been paid as of September 30, 2003. In the event the Company terminates these contracts, the Company is required to pay certain of these suppliers' costs incurred to date while other suppliers are entitled to the full value of the contract, depending upon the terms of the relevant agreement. The Company believes its present termination cost exposure on these contracts totals approximately $16.2 million.

In October 2003, Davie Maritime Inc. indicated to the Company that they will claim additional funds under the contract and will deliver the Midnight Express later than contractually stipulated on the original time schedule (originally December 26, 2003), although no formal request has been made to date. It is currently uncertain to what extent such potential delays may occur and the impact such matters may have with respect to the construction project. The Company is in the process of investigating the matter with Davie Maritime Inc. as well as claims for liquidated damages of the conversion contract and the guaranty of Investissement Quebec. If such claims transpire, they could negatively impact the conversion of the project's financing arrangement to term status and delay the entrance of the Midnight Express into the Company's active fleet which could result in a material adverse effect on the Company's 2004 results of operations and the Company's ability to service its debt based upon the current debt schedule. In the event the Midnight Express delivery date is substantially extended, the current debt agreement will have to be renegotiated to accommodate such late delivery.

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

In June 2001, the American Institute of Certified Public Accountants (AICPA) issued an exposure draft of a proposed Statement of Position (SOP), "Accounting for Certain Costs and Activities Related to Property, Plant, and Equipment." This proposed SOP would change, among other things, the method by which companies would account for normal, recurring or periodic repairs and maintenance costs related to "in service" fixed assets. It would require that these types of expenses be recognized when incurred rather than recognizing expense for these costs while the asset is productive. The proposed SOP is expected to be presented to the FASB for clearance in the first quarter of 2004 and would be applicable for fiscal years beginning after December 15, 2004. If adopted in its present form, the portion of this SOP relating to planned major maintenance activities would require the Company to expense regulatory maintenance cost on its vessels as incurred (currently capitalized and recognized as "drydocking cost amortization"), and capitalized costs at the date of adoption would be charged to operations as a cumulative effect of change in accounting principle.

In January 2003, the FASB issued Financial Interpretation 46, "Consolidation of Variable Interest Entities -- An Interpretation of Accounting Research Bulletin
(ARB) 51" ("FIN 46" or the "Interpretation"). FIN 46 addresses consolidation by business enterprises of variable interest entities (VIEs). The primary objective of the Interpretation is to provide guidance on the identification of, and financial reporting for, entities over which control is achieved through means other than voting rights; such entities are known as VIEs. For the Company, this guidance applies immediately to VIEs created after January 31, 2003, and October 1, 2003 for VIEs existing prior to February 1, 2003. The Company has no VIEs and believes there will be no material impact on the financial position or results of operations from the adoption of FIN 46.

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

Since 1997, we have increased the size of our total fleet from three to eleven construction and service vessels. In 2002, we acquired a 520-foot vessel from Smit International, that we renamed the Midnight Express. The Midnight Express is being converted to a dynamically positioned (DP-2) offshore construction vessel with our patented pipelay system at an estimated cost of approximately $90.0 - $95.0 million. In December 2002, we committed to purchase a cable-lay vessel, renamed the Midnight Wrangler, for the purpose of deepwater pipelay and subsea construction. We took possession of this vessel in March 2003 and the vessel entered our active fleet in August 2003 after various modifications were made to the vessel.

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

During the three months ended September 30, 2003, we incurred approximately $0.3 million of costs to establish and commence bidding operations in Mexico through our wholly-owned subsidiary, Torch Offshore de Mexico S. de R.L. de C.V. The costs incurred during the third quarter of 2003 mostly relate to personnel costs associated with the submission of a pipelay bid to Petroleos Mexicanos (PEMEX) which we were unsuccessful in attaining. However, we expect additional bid requests to be released by PEMEX in the near future and we will continue to bid on those projects that we believe our fleet, personnel and financial capabilities are best suited to compete for.

In October 2003, the shipyard converting the Midnight Express, Davie Maritime Inc., indicated to us that they will claim additional funds under the contract and will deliver the vessel later than contractually stipulated on the original time schedule (originally December 26, 2003), although no formal request has been made to date. It is currently uncertain to what extent such potential delays may occur and the impact such matters may have with respect to the construction project. We are in the process of investigating the matter with Davie Maritime Inc. as well as claims for liquidated damages of the conversion contract and the guaranty of Investissement Quebec. If such claims transpire, they could negatively impact the conversion of the project financing arrangement to term status and delay the entrance of the Midnight Express into our active fleet which could result in a material adverse effect on our 2004 results of operations and our ability to service our debt based upon the current debt schedule. In the event the Midnight Express delivery date is substantially extended, the current debt agreement will have to be renegotiated to accommodate such late delivery.

FACTORS AFFECTING RESULTS OF OPERATIONS

The demand for subsea construction services primarily depends upon the prices of oil and natural gas. These prices reflect the general condition of the industry and influence the willingness of our customers to spend capital to develop oil and natural gas reservoirs. We are unable to predict future oil and natural gas prices or the level of offshore construction activity related to the industry. In addition to the prices of oil and natural gas, we use the following leading indicators, among others, to forecast the demand for our services:

     >>   the offshore mobile and jack-up rig counts;

     >> forecasts of capital expenditures by major, independent, and state oil and natural gas companies; and

     >>   recent lease sale activity levels.

Even when demand for subsea construction services is strong, several factors may affect our profitability, including the following:

     >>   competition;

     >>   equipment and labor productivity;

     >>   cost of third party services such as catering and labor services;

     >>   fuel cost;

     >>   weather conditions;

     >>   contract estimating uncertainties;

     >>   global economic and political circumstances; and

     >>   other risks inherent in marine construction.

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

In the life of an offshore field, capital is allocated to the development of a well following a commercial discovery. The time that elapses between a successfully drilled well and the development phase, in which we participate, varies depending on the water depth of the field. On the Shelf, demand for our services generally follows drilling activities by three to twelve months. We have noticed that demand for pipeline installation for deepwater projects exceeding 1,000 feet of water depth generally follows drilling activities by at least eighteen months to three years as deepwater installations typically require much more engineering design work than Shelf installations.

During 2003, market conditions in the Gulf of Mexico have remained relatively weak as offshore drilling has remained depressed. Although the U.S. land rig count has increased, a similar development has not transpired in offshore drilling. As of a recent date, there were 26% fewer jack-up rigs in the Gulf of Mexico than just two years ago. These forces have driven market prices to lower levels, and as a result, have adversely impacted the gross margins that the Company has traditionally experienced.

As a result of these market conditions and the recent arbitration ruling in the Midnight Hunter case, we have experienced significant financial losses in 2003. We have a significant working capital deficit position primarily resulting from the current classification of the Midnight Express construction finance facility which matures in mid-2004, the construction project for which has recently experienced certain delays in impacting its estimated date of completion. In addition, for the two most recent fiscal quarters, we were not in compliance with certain covenants under our debt agreements and had to obtain waivers and certain revisions to prospective financial performance measurement ratios from its lenders to enhance our ability to maintain compliance. These conditions place a high degree of measure on our liquidity management and could ultimately impact our operations and future business plans. Management believes, however, that we have the ability to sustain our operations and meet our financial commitments, at least for the near-term, through effective management of our operations and the available liquidity provided through our credit facilities. However, if we continue to incur significant cash losses or if availability provided through our credit facilities is curtailed, our ability to continue to manage our liquidity needs and meet our operating and other financial commitments may be jeopardized in the future.

RESULTS OF OPERATIONS

COMPARISON OF THE QUARTER ENDED SEPTEMBER 30, 2003 TO THE QUARTER ENDED SEPTEMBER 30, 2002

The following table highlights revenue days (days of vessel utilization), revenue and gross profit for the quarters ended September 30, 2003 and September 30, 2002.

(dollars in thousands, except per revenue day,
unaudited)
                                QUARTER ENDED SEPTEMBER 30,
                                ---------------------------
                                  2003               2002
                                ---------         ---------
Revenue Days                         484               503
Revenue                          $15,262           $13,833
Gross Profit                     $ 1,491           $ 2,591
Average per Revenue Day:
     Revenue                     $31,533           $27,501
     Gross Profit                $ 3,081           $ 5,151

Revenues. Revenues were $15.3 million for the three months ended September 30, 2003 compared to $13.8 million for the three months ended September 30, 2002, an increase of 10.3%. The increase in third quarter 2003 revenues was caused by a 14.7% increase in the average revenue per revenue day experienced by our fleet offset slightly by a decline in the number of revenue days worked by our fleet. Average revenue per revenue day in the third quarter of 2003 was $31,533 as compared to the average revenue per revenue day of $27,501 in the third quarter of 2002. Our fleet worked 484 revenue days in the third quarter of 2003 resulting in a utilization rate of 62%, compared to 503 revenue days worked in the three months ended September 30, 2002, or a 64% utilization rate. The Midnight Wrangler, the newest addition to the fleet, added 19 revenue days during the 2003 third quarter as it joined the active fleet in late August 2003. In addition, the Midnight Runner added 22 revenues days in the third quarter of 2003 as compared to zero revenue days during the same period of 2002 and the Midnight Dancer added 68 revenue days during the 2003 third quarter as compared to 51 revenue days in the 2002 second quarter. However, the Midnight Fox, Midnight Eagle and Midnight Star contributed fewer revenue days in the third quarter of 2003 than in the same period of 2002. Finally, the Midnight Hunter had contributed 35 revenue days in the three months ended September 30, 2002, but zero revenue days during the third quarter of 2003 as the vessel is no longer in the fleet.

Gross Profit. Gross profit (defined as revenues less cost of sales) was $1.5 million (9.8% of revenues) for the three months ended September 30, 2003, compared to $2.6 million (18.7% of revenues) for the three months ended September 30, 2002. Cost of sales consists of job related costs such as vessel wages, insurance and repairs and maintenance. The decrease in the gross profit margin was primarily caused by $0.7 million of costs related to the termination of the Midnight Hunter charter combined with higher subcontract costs and direct labor costs, an increase in insurance costs, an increase in catering costs, and higher costs for support vessels and job consumables in the third quarter of 2003 than in the third quarter of 2002. These factors were offset somewhat by higher revenues in the third quarter of 2003 when compared to the third quarter of 2002.

Depreciation and Amortization. Depreciation and amortization expense was $2.0 million for the three months ended September 30, 2003 compared to $1.8 million for the three months ended September 30, 2002, an increase of 7.7%. This increase was the result of the addition of depreciation for the Midnight Wrangler and the Midnight Gator during the third quarter of 2003 in addition to the commencement of depreciation on certain office equipment. In addition, the amortization of the Midnight Eagle drydock expenses was higher in the third quarter of 2003 as compared to the same period of 2002 as the vessel was drydocked in the second half of 2002. These increases were offset by minimal decreases in the depreciation of the Midnight Hunter and the amortization of drydock costs of the Midnight Dancer.

General and Administrative Expenses. General and administrative expenses totaled $1.6 million (10.6% of revenues) for the three months ended September 30, 2003 compared to $1.2 million (8.9% of revenues) for the three months ended September 30, 2002. The third quarter 2003 general and administrative expenses were higher due to increases in legal expenses (of which $0.2 million related to legal expenses associated with the Midnight Hunter termination) and personnel costs offset minimally by a decline in investor relations costs and consulting fees.

Interest Income, Net. Net interest income was zero for the three months ended September 30, 2003 compared to net interest income of $18,000 for the three months ended September 30, 2002. The decline in net interest income reflects the lower cash balances in the third quarter of 2003 versus the year-ago period because of the use of cash related to the expansion of our fleet and the purchase and conversion of the Midnight Express. We capitalized all of our third quarter 2003 interest costs, totaling $0.5 million, in relation to the conversion of the Midnight Express.

Income Taxes. We recorded a $0.7 million benefit (a 35% effective tax rate) during the three months ended September 30, 2003. We recorded a $0.2 million benefit (a 35% effective tax rate) during the three months ended September 30, 2002.

Net Loss. Net loss for the three months ended September 30, 2003 was $1.4 million, compared with a net loss of $0.3 million for the three months ended September 30, 2002.

COMPARISON OF THE NINE MONTHS ENDED SEPTEMBER 30, 2003 TO THE NINE MONTHS ENDED SEPTEMBER 30, 2002

The following table highlights revenue days (days of vessel utilization), revenue and gross profit for the nine-month periods ended September 30, 2003 and September 30, 2002.

(dollars in thousands, except per revenue day,
unaudited)
                                NINE MONTHS ENDED SEPTEMBER 30,
                                -------------------------------
                                    2003               2002
                                -----------        ------------
Revenue Days                        1,478              1,456
Revenue                           $46,167            $43,468
Gross Profit                      $ 6,151            $ 8,773
Average per Revenue Day:
     Revenue                      $31,236            $29,854
     Gross Profit                 $ 4,162            $ 6,025

Revenues. Revenues were $46.2 million for the nine months ended September 30, 2003 compared to $43.5 million for the nine months ended September 30, 2002, an increase of 6.2%. The increase in revenues for the nine-month period ended September 30, 2003 as compared to the year-ago period is primarily the result of an increase in the average revenue per revenue day combined with an increase in the number of revenue days worked by the fleet. During the first nine months of 2003, average revenue per revenue day increased 4.6% to $31,236 per revenue day as compared to $29,854 per revenue day in the first nine months of 2002. Our fleet worked 1,478 revenue days in the first nine months of 2003 resulting in a utilization rate of 62%, compared to 1,456 revenue days worked in the nine months ended September 30, 2002, or a 64% utilization rate. The Midnight Eagle and the Midnight Rider had increases in revenue days during the first nine months of 2003 as compared to the 2002 period. The Midnight Eagle worked 179 revenue days in the nine months ended September 30, 2003 as compared to 114 revenue days in the year-ago period and the Midnight Rider worked 268 revenue days in the first nine months of 2003 versus 211 revenue days in the same period of 2002. In addition, the Midnight Wrangler (19 revenue days in year-to-date 2003 versus zero revenue days in year-to-date 2002), the Midnight Brave (203 revenue days in year-to-date 2003 versus 187 revenue days in year-to-date 2002) and the Midnight Arrow (265 revenue days in year-to-date 2003 versus 253 revenue days in year-to-date 2002) all contributed increases in the 2003 period as compared to the 2002 period. The increases were offset by declines in utilization from the Midnight Star (108 revenue days in year-to-date 2003 versus 176 revenue days in year-to-date 2002), the Midnight Fox (216 revenue days in year-to-date 2003 versus 233 revenue days in year-to-date 2002) and the Midnight Carrier (zero revenue days in year-to-date 2003 versus 15 revenue days in year-to-date 2002). Finally, the Midnight Hunter had contributed 35 revenue days in the nine months ended September 30, 2002, but zero revenue days during the comparable 2003 period as the vessel is no longer in the fleet.

Gross Profit. Gross profit (defined as revenues less cost of sales) was $6.2 million (13.3% of revenues) for the nine months ended September 30, 2003, compared to $8.8 million (20.2% of revenues) for the nine months ended September 30, 2002. Cost of sales consists of job related costs such as vessel wages, insurance and repairs and maintenance. The decrease in the gross profit margin for the nine months ended September 30, 2003 was primarily caused by $2.1 million of costs related to the termination of the Midnight Hunter charter in the nine months ended September 30, 2003 combined with higher direct labor costs and fixed vessel wages, an increase in insurance costs, an increase in catering costs, higher costs for support vessels and job consumables, and higher repairs and maintenance costs than in the year-ago period. These increases were offset somewhat by higher revenues in the nine months ended September 30, 2003, lower subcontract costs and a decrease in equipment rental costs when compared to the first nine months of 2002.

Depreciation and Amortization. Depreciation and amortization expense was $5.6 million for the nine months ended September 30, 2003 compared to $5.6 million for the nine months ended September 30, 2002. These parallel results were the result of the addition of depreciation for the Midnight Wrangler and the Midnight Gator during the third quarter of 2003 in addition to the commencement of depreciation on certain office equipment and increases in the depreciation of the Midnight Runner, Midnight Eagle and certain leasehold improvements. Also, the amortization of drydocking costs of the Midnight Runner and Midnight Fox increased in the nine months ending September 30, 2003 as compared to the year-ago period. These increases were offset by decreases in the depreciation of the Midnight Hunter and the Midnight Brave and in the amortization of drydock costs of the Midnight Dancer, Midnight Brave and Midnight Star.

General and Administrative Expenses. General and administrative expenses totaled $4.3 million (9.4% of revenues) for the nine months ended September 30, 2003 compared to $3.5 million (8.0% of revenues) for the nine months ended September 30, 2002. The general and administrative expenses were higher in the first nine months of 2003 as compared to the nine months ended September 30, 2002 due to increases in legal expenses (of which $0.3 million related to legal expenses associated with the Midnight Hunter termination), personnel costs and miscellaneous expenses offset by a decline in investor relations costs, taxes and licenses expense and communications expense.

Interest Income, Net. Net interest income was $1,000 for the nine months ended September 30, 2003 compared to net interest income of $0.1 million for the nine months ended September 30, 2002. The decline in net interest income reflects the lower cash balances in the first nine months of 2003 versus the year-ago period because of the use of cash related to the expansion of our fleet and the purchase and conversion of the Midnight Express. We capitalized all of our year-to-date 2003 interest costs, totaling $0.9 million, in relation to the conversion of the Midnight Express.

Income Taxes. We recorded a $1.3 million benefit (a 35% effective tax rate) during the nine months ended September 30, 2003. We recorded a $0.1 million benefit (a 35% effective tax rate) during the nine months ended September 30, 2002.

Net Loss. Net loss for the nine months ended September 30, 2003 was $2.5 million, compared with the net loss of $0.1 million for the nine months ended September 30, 2002.

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

The net cash provided by or used in our operating, investing and financing activities is summarized below:

(in thousands, unaudited)                                    NINE MONTHS ENDED SEPTEMBER 30,
                                                             -------------------------------
                                                                2003               2002
                                                              --------           --------
Cash flows provided by (used in):
     Operating activities                                     $ 13,699           $  4,373
     Investing activities                                      (61,298)           (20,038)
     Financing activities                                       47,658             (1,989)
                                                              --------           --------
Net increase (decrease) in cash and cash equivalents          $     59           $(17,654)
                                                              ========           ========

Our cash flow from operating activities is affected by a number of factors including our net results, depreciation and amortization, and changes in our working capital. In the nine months ended September 30, 2003, our operating activities provided net cash of $13.7 million as compared to $4.4 million in the nine months ended September 30, 2002.

Cash flow used in investing activities in the nine months ended September 30, 2003 was related to the purchase of equipment, primarily related to our entrance into the deepwater market. Cash expenditures totaled $61.3 million for the first nine months of 2003 compared to $20.0 million for the nine months ended September 30, 2002, an increase of 206%. The cash expenditures in the first nine months of 2003 do not include the $9.7 million expended for the purchase of the Midnight Wrangler as this was fully financed (see discussion below).

Cash flow provided by financing activities was $47.7 million in the first nine months of 2003 and related mostly to the borrowings under our various credit agreements, primarily the construction finance facility. The first nine months of 2002 resulted in cash used in financing activities of $2.0 million related entirely to stock repurchases.

We had negative working capital (current assets less current liabilities) of $43.9 million at September 30, 2003. This is primarily the result of the inclusion of $37.8 million of borrowings to finance the Midnight Express in current liabilities. As this debt is associated with the conversion work on the Midnight Express, it is classified as current as of September 30, 2003. However, once the conversion of the Midnight Express is completed and the vessel meets certain requirements as specified by the finance agreement, the amounts borrowed to finance the conversion of the Midnight Express are expected to convert to a three-year term loan and be classified accordingly.

The significant changes in our financial position from December 31, 2002 to September 30, 2003 are the increase in debt, the increase in property and equipment and the decrease in the accounts receivable balance. Total debt has increased to $63.0 million as of September 30, 2003 and consists primarily of the borrowings to finance the conversion of the Midnight Express, the financing for the purchase of the Midnight Wrangler and the GE Commercial Equipment Financing term loan which are discussed below. Property and equipment has increased by $67.5 million due the capital expenditures related to the expansion of our deepwater fleet and our accounts receivable balance has declined by $5.9 million.

Historically, our capital requirements have been primarily for the acquisition and improvement of our vessels and other related equipment. We expect that as we continue our entrance into the deepwater market our capital requirements will continue to be primarily for the conversion and improvement of our vessels. Capital expenditures totaled $71.0 million for the nine months ended September 30, 2003, compared to $20.0 million for the nine months ended September 30, 2002. Capital expenditures in the first nine months of 2003 primarily relate to the deepwater expansion of our fleet. We currently estimate capital expenditures for the remainder of 2003 and 2004 to be approximately $27.8 million, primarily representing the conversion of, and the equipment associated with, the Midnight Express. We expect to fund these capital requirements from cash flow from operations and by utilizing our bank and debt facilities. Included in this estimate are approximately $3.6 million for routine capital and drydock inspections of our vessels to be incurred over this period.

Regions Bank Facility. In July 2002, we entered into a $35.0 million bank facility (the "Bank Facility") with Regions Bank consisting of a $25.0 million asset-based five-year revolving credit facility and a $10.0 million accounts receivable-based working capital facility. Our ability to use the asset-based five-year revolving credit facility was suspended in connection with our financing of the conversion of the Midnight Express. We continue to have available to us the $10.0 million accounts receivable-based working capital facility from Regions Bank. Amounts outstanding under the accounts receivable-based working capital facility may not exceed 85% of eligible trade accounts receivable. We had $7.4 million outstanding under the $10.0 million accounts receivable-based working capital facility as of September 30, 2003. In addition, we issued a $1.5 million standby letter of credit as security for the charter payments due under the charter agreement for the Midnight Hunter against the $10.0 million accounts receivable-based working capital facility. In July 2003, this letter of credit was drawn by Cable Shipping, Inc., the owners of the Midnight Hunter. We have recorded the $1.5 million as a liability on our balance sheet as of September 30, 2003 as part of the receivable line of credit. We had available borrowing capacity of up to $1.1 million under the $10.0 million accounts receivable-based working capital facility based upon eligible receivables at September 30, 2003.

Midnight Express $60.0 Million Finance Facility. In April 2003, we finalized a credit line that matures on June 30, 2004 to finance the conversion of the Midnight Express (the "Finance Facility"). The credit line will convert into a three-year term loan facility upon completion of the conversion of the Midnight Express. The Finance Facility commitment is equally provided by Regions Bank and Export Development Canada (EDC) ($30.0 million participation by each). As part of the terms and conditions of the Finance Facility, Regions Bank suspended our ability to borrow under the $25.0 million asset-based five-year revolving credit facility discussed above. In addition, the $2.7 million standby letter of credit as security for payments related to a crane to be constructed as part of the Midnight Express conversion was transferred from the Bank Facility to the Finance Facility. The $2.7 million standby letter of credit was drawn upon during the third quarter of 2003.

The interest rate for the construction financing is at a floating rate equal to LIBOR plus 3.00% to 3.50% based upon our consolidated leverage ratio. We are providing collateral in the form of the Midnight

Express as well as a first preferred ship mortgage on the Midnight Fox, Midnight Star, Midnight Dancer, Midnight Carrier, Midnight Brave and Midnight Rider. We have to adhere to various conditions including maintaining tangible net worth of at least $60.0 million, a minimum debt service coverage ratio of at least 1.20 to 1, a consolidated leverage ratio of no more than 2.00 to 1 and a consolidated current ratio (defined below) of 1.30 to 1. We are not allowed to incur additional debt over $8.0 million without consent from Regions Bank. As of September 30, 2003, we had $37.8 million outstanding under the $60.0 million Finance Facility, including the $2.7 million standby letter of credit as discussed above, leaving us a borrowing capacity of $22.2 million under the Finance Facility.

Upon achievement of certain construction completion milestones, but no later than June 30, 2004, the Finance Facility will convert to term status. The term loan facility would then have a three-year term with a 10-year amortization payment schedule consisting of semi-annual payments with a balloon payment at the end of the three-year term. The interest rate for this facility is 3.25% over LIBOR. Regions Bank and EDC will require us to maintain the same collateral and covenants as included in the construction financing depicted above.

As of September 30, 2003, we were not in compliance with the amended consolidated current ratio covenant of 1.00 to 1, as stipulated by the Bank Facility, the Finance Facility and the GE Commercial Equipment Financing (GE) term loan (see discussion below). The amended consolidated current ratio is calculated by adding the GE term loan security deposit of $1.25 million to current assets and excluding from current liabilities the current portion of the Finance Facility. For the quarter ended June 30, 2003, we received covenant waivers from Regions Bank, EDC and GE for the non-compliance at that time. In addition, we amended the consolidated current ratio financial covenant so that we have to meet a consolidated current ratio of 1.00 to 1 for the quarters ending September 30, 2003 and December 31, 2003. The consolidated current ratio requirement returns to 1.30 to 1 in the first quarter of 2004. However, we did not meet the amended consolidated current ratio covenant as of September 30, 2003 and received covenant waivers from Regions Bank, EDC and GE for the non-compliance. In addition, we amended the consolidated current ratio financial covenant again so that we will have to meet a consolidated current ratio of 1.00 to 1 as of December 31, 2003 and 1.10 to 1 as of March 31, 2004. The consolidated current ratio requirement returns to 1.30 to 1 in the second quarter of 2004. These measures have enhanced our ability to achieve compliance; however, there can be no assurance that continued compliance will be maintained. If compliance is not maintained, all credit agreements could be declared to be in default and creditors have the right to seize the applicable collateral. Our obligations under the credit agreements are secured by substantially all of our assets. Any defaults under the credit agreements would adversely impact our ability to sustain our operations in the normal course and have a material adverse effect on our financial condition and results of operations.

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

The following table presents our long-term contractual obligations and the related amounts due, in total and by period, as of September 30, 2003 (in thousands):

                                                        Payments Due by Period
                                       -------------------------------------------------------
                                                  Less Than                            After 5
                                                  ---------                            -------
                                        Total       1 Year    1-3 Years   4-5 Years     Years
                                       -------    ---------   ---------   ---------    -------
Finance Facility .................     $37,795     $37,795     $    --     $    --     $    --
Long-Term Debt ...................      17,754       2,866       6,095       6,535       2,258
Capital Lease Obligations ........         243         243          --          --          --
Operating Leases .................       6,732       4,207       2,452          73          --
Unconditional Purchase Obligations      16,128      16,128          --          --          --
Other Long-Term Obligations ......         100         100          --          --          --
                                       -------     -------     -------     -------     -------
Total Contractual Cash Obligations     $78,752     $61,339     $ 8,547     $ 6,608     $ 2,258
                                       =======     =======     =======     =======     =======

As discussed, we expect the Midnight Express construction loan (Finance Facility) to convert to a three-year term loan with a 10-year amortization payment schedule with semi-annual payments. The majority of the long-term debt obligation consists of the term loan with GE and the financing of the purchase of the Midnight Wrangler from Global Marine, both of which are discussed above.

During the first nine months of 2003, we made payments of approximately $2.7 million for the operating lease obligation relating to our deepwater technology vessel, the Midnight Arrow, under a five-year charter agreement. We paid approximately $50.2 million during the first nine months of 2003 in relation to the purchase price and conversion of the Midnight Express bringing our total as of September 30, 2003 to $69.7 million.

Included in the operating leases are the monthly payments for certain facilities used in the normal course of operations. However, the majority of the operating leases obligation relates to our five-year charter agreement of the Midnight Arrow. Included in unconditional purchase obligations and other long-term obligations are the contracts with equipment suppliers related to the conversion of the Midnight Express. We expect to finance the Midnight Express contracts with proceeds from the Finance Facility.

In August 2001, our Board of Directors approved the repurchase of up to $5.0 million of our outstanding common stock. Purchases are made on a discretionary basis in the open market or otherwise over a period of time as determined by management, subject to market conditions, applicable legal requirements and other factors. In August 2002, we elected to suspend our repurchase program. However, during 2003, 2,603 shares were repurchased as part of the vesting of restricted shares for three employees. Under current conditions and to support our vessel expansion strategy, we do not expect to repurchase shares in the near future. As of November 13, 2003, 712,471 shares had been repurchased at a total cost of $4.3 million.

Consistent with the focus toward investing in new technology, including deepwater capable assets such as the Midnight Express and the Midnight Wrangler, four of the last five vessels added to our fleet have been DP-2 deepwater capable (Midnight Eagle, Midnight Arrow, Midnight Express and Midnight Wrangler). Through September 30, 2003, we have expended approximately $122.3 million (in combined capital expenditures, operating lease payments and purchase payments) for these vessels, with an additional estimated $30.2 million to be incurred in associated construction costs, operating lease payments and drydock expenses through early 2005 (see Note 6 to the financial statements).

We believe that our cash flow from operations and the Bank Facility will be sufficient to meet our existing liquidity needs for the operations of the business. We also believe that the options offered by the Finance Facility and GE term loan, in addition to our cash flow from operations, will be sufficient to complete our identified growth plans. If our plans or assumptions change or prove to be inaccurate or if we make any additional acquisitions of existing vessels or other businesses, we may need to raise additional capital. We may not be able to raise these additional funds, or we may not be able to raise such funds on favorable terms.

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

In June 2001, the American Institute of Certified Public Accountants (AICPA) issued an exposure draft of a proposed Statement of Position (SOP), "Accounting for Certain Costs and Activities Related to Property, Plant, and Equipment." This proposed SOP would change, among other things, the method by which companies would account for normal, recurring or periodic repairs and maintenance costs related to "in service" fixed assets. It would require that these types of expenses be recognized when incurred rather than recognizing expense for these costs while the asset is productive. The proposed SOP is expected to be presented to the FASB for clearance in the first quarter of 2004 and would be applicable for fiscal years beginning after December 15, 2004. If adopted in its present form, the portion of this SOP relating to planned major maintenance activities would require us to expense regulatory maintenance cost on our vessels as incurred (currently capitalized and recognized as "drydocking cost amortization"), and capitalized costs at the date of adoption would be charged to operations as a cumulative effect of change in accounting principle.

In January 2003, the FASB issued Financial Interpretation 46, "Consolidation of Variable Interest Entities -- An Interpretation of Accounting Research Bulletin
(ARB) 51" ("FIN 46" or the "Interpretation"). FIN 46 addresses consolidation by business enterprises of variable interest entities (VIEs). The primary objective of the Interpretation is to provide guidance on the identification of, and financial reporting for, entities over which control is achieved through means other than voting rights; such entities are known as VIEs. This guidance applies immediately to VIEs created after January 31, 2003, and October 1, 2003 for VIEs existing prior to February 1, 2003. We have no VIEs and believe there will be no material impact on our financial position or results of operations from the adoption of FIN 46.

SIGNIFICANT ACCOUNTING POLICIES AND ESTIMATES.

For a discussion of significant accounting policies and estimates, see our Annual Report on Form 10-K for the fiscal year ended December 31, 2002.

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Interest Rate Risk. We are subject to market risk exposure related to changes in interest rates on our Bank Facility, our Finance Facility and our term loan with GE. Interest on borrowings under the Bank Facility accrue at a variable rate, using LIBOR plus a range of 1.75% to 2.25%, depending upon the level of our consolidated leverage ratio (as defined) measured on a quarterly basis. Under the Finance Facility, the interest rate during the construction financing phase will be based upon our consolidated leverage ratio and ranges from LIBOR plus a range of 3.00% to 3.50% based upon these levels. The term facility of the Finance Facility is priced at 3.25% over LIBOR. Our term loan with GE includes an interest rate consisting of the 30-day commercial paper rate plus 2.03%. We do not have any interest rate swap agreements in place to manage our interest rate risk.

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

We have been named as a defendant in a stockholder class action suit filed by purported stockholders regarding our initial public offering. This lawsuit, Karl
L. Kapps, et. al. v. Torch Offshore, Inc. et. al., No. 02-00582, which seeks unspecified monetary damages, was filed on March 1, 2002 in the United States District Court for the Eastern District of Louisiana. The lawsuit was dismissed on December 19, 2002 for failure to state a claim upon which relief could be granted. The plaintiffs have appealed to the United

States Court of Appeals for the Fifth Circuit. Oral arguments have been completed and we are awaiting a decision of the court. We believe the allegations in this lawsuit are without merit and we continue to vigorously defend this lawsuit. Even so, an adverse outcome in this class action litigation could have a material adverse effect on our financial condition or results of operations.

We were named as a defendant in a lawsuit (Bluffview Capital, LP v. Torch Offshore, Inc., No. 2002-7662, filed in the 134th Judicial District Court, Dallas County, Texas on August 26, 2002) brought by a former service provider. The plaintiff was originally hired to assist us in obtaining financing, among other services. We terminated the relationship and disputed the plaintiff's interpretation of certain provisions regarding the services to be provided and the calculation of fees allegedly earned. The case was settled in October 2003 upon terms we consider favorable.

We terminated our charter of the Midnight Hunter on January 24, 2003, as, among other things, the vessel did not meet certain specifications as outlined in the charter agreement and this prevented us from performing some types of work. We filed a lawsuit (Torch Offshore, L.L.C. v. The M/V Midnight Hunter and Cable Shipping, Inc., et al., No. 03-0343, in the United States District Court, Eastern District of Louisiana on February 4, 2003) seeking an order, which was granted by the court, attaching and arresting the Midnight Hunter as security for our claims related to such termination. The $1.5 million standby letter of credit issued to secure our payments under the charter was drawn by Cable Shipping, Inc. in July 2003. Pursuant to an agreement entered into in July 2003, we released the vessel from arrest and Cable Shipping, Inc. placed the $1.5 million obtained by it through the drawdown on the letter of credit into an escrow account. In November 2003, a London arbitrator issued a ruling against our recission claim, finding that we were not entitled to terminate the charter, but did rule in favor of us on the warranty claim for breach of contract. We intend to appeal the arbitrator's ruling on several issues and to continue to vigorously pursue this matter. An interim award of $2.2 million was made in favor of Cable Shipping, Inc. Both parties are to make additional submissions regarding quantum of damages and further interim amounts, in addition to the final award, may be awarded to Cable Shipping, Inc. We have recorded the full amount of the interim award in the financial statements as of September 30, 2003.

We filed a lawsuit (Torch Offshore, Inc. v. Newfield Exploration Company, No. 03-0735, filed in the United States District Court, Eastern District of Louisiana on March 13, 2003) against Newfield Exploration Company (Newfield) claiming damages of approximately $2.1 million related to work completed for Newfield in the Gulf of Mexico at Grand Isle Block 103-A. Our lawsuit alleges that we did not receive all compensation to which we were entitled pursuant to the contract. As of September 30, 2003, we have recorded amounts attributable to this claim based upon our contractual rights under our agreement with Newfield. We intend to vigorously pursue this matter, the ultimate resolution of which could materially impact currently recorded amounts in the future.

In July 2003, we filed a lawsuit (Torch Offshore, Inc. et al v. Stolt Offshore, Inc., Algonquin Gas Transmission Company and Duke Energy, No. 03-1915, filed in the United States District Court, Eastern District of Louisiana on July 3, 2003) against Stolt Offshore, Inc. (Stolt), Algonquin Gas Transmission Company (Algonquin) and Duke Energy (Duke), parent company of Algonquin, seeking recovery of approximately $7.3 million related to work completed for Stolt in Boston, Massachusetts. We worked as a subcontractor to Stolt, who was engaged by Algonquin to complete the Boston Hubline project, an underwater pipeline crossing the Boston Harbor. The lawsuit alleges that we did not receive all compensation to which we were entitled pursuant to the subcontract we had with Stolt. Two other subcontractors to Stolt are also plaintiffs in the lawsuit. Additionally, we have filed a lawsuit in Massachusetts (Civil Action No. 03-01585), which includes a claim for breach of contract as well as a claim to assert a mechanic's lien against Algonquin's easement located in Weymouth, Norfolk County, Massachusetts. All proceedings are in early procedural phases, with pending motions regarding lack of jurisdiction, requests for summary judgment, motions to stay, etc. We intend to vigorously pursue this matter, the ultimate resolution of which could materially impact currently recorded amounts in the future.

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

          Exhibit 10.1 Waiver and Third Amendment to Amended and Restated Loan Agreement among Torch Offshore, Inc. and Regions Bank

          Exhibit 10.2 Waiver and Third Amendment to Credit Agreement among Torch Offshore, Inc., Regions Bank and Export Development Canada

          Exhibit 10.3 Waiver and Amendment No. 2 to Loan Agreement dated March 21, 2003 between General Electric Capital Corporation, Torch Offshore, L.L.C. and Torch Offshore, Inc.

          Exhibit 10.4 Lease Agreement by and between Thrustmaster of Texas, Inc. and Torch Offshore, Inc.

          Exhibit 10.5 Employment Agreement between Torch Offshore, Inc. and Patrice Chemin dated September 22, 2003

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

     (b)  Reports on Form 8-K.

          On August 8, 2003, we filed a report on Form 8-K, reporting under Item 12, announcing the release of the operating results for the quarter ended June 30, 2003.

          On September 24, 2003, we filed a report on Form 8-K, reporting under
          Item 5, announcing the immediate resignation of John Reynolds from the Company's Board of Directors.

                                    SIGNATURE

           Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                            TORCH OFFSHORE, INC.

Date: November 13, 2003                     By:  /s/ ROBERT E. FULTON
                                                 --------------------
                                                 Robert E. Fulton
                                                 Chief Financial Officer
                                                 (Principal Accounting and
                                                 Financial Officer)

                                  EXHIBIT INDEX

   10.1 --  Waiver and Third Amendment to Amended and Restated Loan Agreement among Torch Offshore,
            Inc. and Regions Bank

   10.2 --  Waiver and Third Amendment to Credit Agreement among Torch Offshore, Inc., Regions Bank and
            Export Development Canada

   10.3 --  Waiver and Amendment No. 2 to Loan Agreement dated March 21, 2003 between General Electric
            Capital Corporation, Torch Offshore, L.L.C. and Torch Offshore, Inc.

   10.4 --  Lease Agreement by and between Thrustmaster of Texas, Inc. and Torch Offshore, Inc.

   10.5 --  Employment Agreement between Torch Offshore, Inc. and Patrice Chemin dated September 22, 2003

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