Form 10-K
period 2003-12-31
TORCH OFFSHORE INC
filed 2004-04-14
CIK 1129650

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   -----------

                                   FORM 10-K
(MARK ONE)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2003
                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                        COMMISSION FILE NUMBER 000-32855
                                   -----------

                              TORCH OFFSHORE, INC.
             (Exact Name of Registrant as Specified in its Charter)

                                    DELAWARE
         (State or Other Jurisdiction of Incorporation or Organization)

                                   74-2982117
                      (I.R.S. Employer Identification No.)

                          401 WHITNEY AVENUE, SUITE 400
                                GRETNA, LOUISIANA
                    (Address of principal executive offices)

                                   70056-2596
                                   (Zip Code)

       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (504) 367-7030

        SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT: NONE

           SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:
                     COMMON STOCK, $0.01 PAR VALUE PER SHARE

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

      Indicate by check mark whether the registrant is an accelerated filer as defined in Rule 12b-2 of the Securities Exchange Act of 1934. Yes [ ] No [X]

      The aggregate market value of the voting stock held by non-affiliates of the registrant as of June 30, 2003 was approximately $34.8 million. The number of shares of the registrant's common stock, $0.01 par value per share, outstanding as of April 12, 2004 was 12,638,990.

                       DOCUMENTS INCORPORATED BY REFERENCE

      Portions of the registrant's Proxy Statement for the registrant's 2004 Annual Meeting of Stockholders to be filed pursuant to Regulation 14A are incorporated by reference into Part III of this Form 10-K.

                              TORCH OFFSHORE, INC.
                           ANNUAL REPORT ON FORM 10-K
                      FOR THE YEAR ENDED DECEMBER 31, 2003

                                TABLE OF CONTENTS

                                                                            PAGE
                                                                            ----
                                     PART I

Item 1.     Business......................................................    3
Item 2.     Properties....................................................    17
Item 3.     Legal Proceedings.............................................    17
Item 4.     Submission of Matters to a Vote of Security Holders...........    18

                                     PART II

Item 5.     Market for Registrant's Common Equity and Related Stockholder
            Matters.......................................................    18
Item 6.     Selected Financial Data.......................................    19
Item 7.     Management's Discussion and Analysis of Financial Condition
            and Results of Operations.....................................    20
Item 7a.    Quantitative and Qualitative Disclosure About Market Risk.....    43
Item 8.     Financial Statements and Supplementary Data...................    44
Item 9.     Changes in and Disagreements with Accountants on Accounting
            and Financial Disclosure......................................    68
Item 9A.    Controls and Procedures.......................................    68

                                    PART III

Item 10.    Directors and Executive Officers of the Registrant............    68
Item 11.    Executive Compensation........................................    68
Item 12.    Security Ownership of Certain Beneficial Owners and Management
            and Related Stockholder Matters...............................    68
Item 13.    Certain Relationships and Related Transactions................    69
Item 14.    Principal Accountant Fees and Services........................    69

                                     PART IV

Item 15.    Exhibits, Financial Statement Schedules and Reports on
            Form 8-K......................................................    69
            Signatures....................................................    74
            Glossary of Certain Industry Terms............................   G-1

                                     PART I

FORWARD-LOOKING STATEMENTS

This Form 10-K includes certain statements that are "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and
Section 21E of the Securities Exchange Act of 1934, as amended. In some cases, you can identify forward-looking statements by terminology such as "may," "will," "should," "could," "expects," "intends," "plans," "anticipates," "believes," "estimates," "predicts," "potential," "continue," "projects," or the negative of these terms, or other comparable terminology. All statements other than statements of historical facts included in this Form 10-K, including, without limitation, statements under "Item 1. Business," "Item 2. Properties," and "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" relating to future events or our future financial performance, including our business strategy, are forward-looking statements. These forward-looking statements involve risks and uncertainties that are beyond our control. Factors that may cause our company's or our industry's actual results, levels of activity, performance or achievements to be materially different from those expressed or implied by the forward-looking statements include or relate to the following: general economic and business conditions and industry trends; decisions about offshore developments made by oil and natural gas companies; the highly competitive nature of our business; the availability and terms of capital; operating risks normally incidental to offshore exploration, development and production operation; and changes in existing environmental regulatory matters. Additional risks and other factors include those listed under "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Risk Factors" and elsewhere in this Form 10-K.

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

Torch Offshore, Inc. provides subsea construction services in connection with the in-field development of offshore oil and natural gas reservoirs. We are a leading service provider in our market niche of installing and maintaining small diameter flowlines and related infrastructure associated with the offshore oil and natural gas reserves on the Continental Shelf of the Gulf of Mexico (the "Shelf"). Over the past few years, we have expanded our operations, fleet capabilities and management expertise to enable us to provide services analogous to the services we provide on the Shelf in water depths up to 10,000 feet. In addition, we have begun to enter international markets, including Mexico, as we believe these areas present opportunities for utilization of our fleet. Our customers are major oil and natural gas companies as well as independent oil and natural gas operators. The primary services we provide include:

- installation of pipelines, flowlines, umbilicals and related infrastructure;

-     pipeline tie-ins and tie-backs;

-     riser, jumper and concrete mattress installations; and

-     integrated construction support.

Our business was started in 1978. Torch Offshore, Inc., a Delaware corporation, was formed in January 2001 in connection with our initial public offering. Our principal executive offices are located at 401 Whitney Avenue, Suite 400, Gretna, Louisiana 70056-2596, and our telephone number at that address is (504) 367-7030. We make available free of charge through our website, www.torchinc.com, our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act as soon as reasonably practicable after such material is electronically filed with the Securities and Exchange Commission. Information on our website is not a part of this report.

Requirements of Additional Capital. As a result of relatively weak market conditions in 2003, the recent arbitration ruling in the Midnight Hunter case and other events with a direct impact on our earnings, we experienced significant financial losses in 2003. We have a significant working capital deficit position primarily resulting from the current classification of the Midnight Express construction finance facility that matures on October 31, 2004. In addition, for the three most recent fiscal quarters, we were not in compliance with certain financial ratio covenants under our debt agreements and had to obtain waivers and certain revisions to these covenants requirements from our lenders to prevent an event of default. These conditions place a high degree of pressure on our liquidity management and could ultimately impact our operations and future business plans.

We have taken steps to address our requirements for financial liquidity and have developed a financial plan that we believe will provide us sufficient financial resources to conduct our business plan during 2004, including the completion of the conversion of the Midnight Express. We intend to utilize the $19.0 million increase to our credit line from Regions Bank and Export Development Canada
(EDC) to complete the conversion of the Midnight Express, to raise additional funds through the public or private placement of equity, to reduce certain fixed costs, to generate additional funds through the sale of certain vessels, to utilize our current fleet on the Shelf and beyond into deeper waters to generate cash flow, and to obtain working commitments for the Midnight Express prior to or upon completion of its sea trials in the second half of 2004.

For more information regarding our plan, see Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations," and Note 14 to the Financial Statements located in Item 8 of this Form 10-K, and for related risks, see "Risk Factors" included in "Management's Discussion and Analysis of Financial Condition and Results of Operations."

Operations. Our vessels primarily install marine pipelines and flowlines that transport oil and natural gas to production platforms and subsea production systems. We also connect production platforms to trunklines that transport oil and natural gas to shore. In a typical offshore field, several development wells are drilled to produce the field. The production from each of the wells is then transported through relatively small diameter flowlines, with an outside diameter ranging from 4" to 20", to a production platform where it is aggregated and sometimes treated before being transported through a larger trunkline to shore. The wells frequently are completed on the ocean floor with production systems that need to be connected by umbilicals to the platform so that power can be supplied to the subsea systems and communications and control can be maintained. Umbilicals are control lines arranged in a bundle that can include power cables and injection lines. We specialize in the installation and connection of these smaller flowlines and umbilicals, including the simultaneous laying and burying of pipelines, flowlines and umbilicals, and the laying of both flexible flowlines and coiled tubing. By combining our dive support vessels, rented remotely operated vehicles (ROV's) and our pipelay vessels, we believe we are able to install pipelines in a coordinated fashion.

Historically, we have focused on performing projects involving pipelines with diameters of twelve inches or less in water depths of 200 feet or less on the Shelf. These types of pipelines are required by regulations to be buried below the sea floor. We provide additional services in connection with the infield development of offshore oil and natural gas fields, including inspection and maintenance services, pipeline tie-ins and tie-backs, riser installation, pipeline surveys and installation engineering and integrated construction support. These services support offshore infrastructure construction projects involving pipelines, production platforms and subsea production systems and are frequently performed in conjunction with our pipelay or umbilical installations. Our vessels provide a mobile above-water platform that functions as an operational base for divers in water depths up to 1,000 feet and for ROV's at all practical water depths. In water depths up to 1,000 feet, we typically use our own divers and dive support personnel because we believe it provides greater control over project costs and improves the quality of work performed. We own and operate two saturation diving systems and provide support services for operations such as hook-up and structure abandonment, including barge and logistic support, minimal steel fabrication, call-out diving and the chartering of vessels.

In the deeper water markets, which we consider to be water depths in excess of 1,000 feet, that we have recently entered in the last few years, we provide services analogous to the services we traditionally provide on the Shelf.

The following table sets forth our historical operating data for the periods indicated:

                                                       YEARS ENDED DECEMBER 31,
                                       --------------------------------------------------------
                                         2003        2002        2001        2000        1999
                                       --------    --------    --------    --------    --------
Pipelay: (1)
  Total mileage ....................        248         227         190         194         117
  Number of jobs ...................         52          63          66          64          31
  Water depth range (feet) .........   15-1,144      12-600      10-305       9-310       8-275
  Diameter range (inches) ..........       1-30        1-12        2-16        2-10        2-12
  Diameter range (as % of revenues):
    1"-3" ..........................         10%          2%          3%         11%         12%
    4"-6" ..........................         35%         58%         74%         72%         63%
    8"-10" .........................         23%         22%         17%         17%         22%
    12"+ ...........................         26%         14%          6%          0%          3%
    Umbilicals .....................          6%          4%          0%          0%          0%
 Average length per job (miles) ....        4.8         3.6         2.9         3.0         3.8
 Average revenue per mile ..........   $237,600    $256,300    $262,100    $207,800    $155,600
Other: (2)
  Number of jobs ...................          8          13          15           8          21
  Water depth range (feet) .........   30-1,800    48-7,200       5-500    50-3,700      15-328
  Average revenue per job ..........   $829,500    $755,500    $616,900    $737,400    $145,200

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

INDUSTRY

General. The subsea construction industry installs and maintains platforms, pipelines and subsea field development hardware for offshore oil and natural gas producers. Demand for subsea construction services is driven primarily by:

-     worldwide demand for oil and natural gas and commodity prices;

-     discoveries of new reserves;

- the amount of capital spending associated with developing new oil and natural gas fields;

- the need to maintain and repair existing offshore production facilities during their economic life; and

- regulatory requirements to remove production facilities after depletion of the fields.

In the life of an offshore field, capital is allocated to the development of a well following a commercial discovery. The time required to drill an exploratory well and formulate a development plan creates a time lag between the start of drilling activities and increased demand for offshore construction services. The time that elapses between a successfully drilled well and the development phase, in which we participate, varies depending on the water depth of the field. Oil and natural gas fields located on the Shelf may require from three to twelve months from commencement of drilling activities to commercial development. Deepwater fields typically require eighteen months to three years from commencement of drilling activities to commercial development.

In addition to the influence that oil and natural gas prices have on demand, seasonality also plays a role in the timing of contracts we receive and the level of utilization for our vessels. A large portion of the contracts for marine construction in the Gulf of Mexico are awarded in the early to late summer and are usually performed before the adverse weather conditions of the winter months commence, so many of the projects are completed within a relatively short period of time. Therefore, the third and fourth quarter earnings, as compared to the first and second quarters, are usually impacted by these factors.

Because of the higher absolute cost of production in deepwater, activities therein are primarily conducted by major oil and natural gas companies and a few large independents and state-owned oil and natural gas operators. In the Gulf of Mexico, the potential for the deepwater production of oil is much more prolific than existing production on the Shelf and deepwater oil production typically requires heavily insulated flowlines, which are higher in cost. The net effect has been that, despite the high absolute costs of deepwater production, the costs per barrel produced have been relatively modest.

Industry Spending. The amount of capital expended by oil and natural gas companies fluctuates from year to year based upon various factors, many of which are unpredictable, including past trends in oil and natural gas prices, current prices and expectations about future prices. The independent oil and natural gas operators tend to demonstrate more sensitivity to the fluctuation of commodity prices than do the major oil and natural gas companies.

STRATEGY

We believe that we are well positioned to take advantage of activity in the Gulf of Mexico and that our greatest long-term growth opportunities lie in the natural extension of our niche services into the domestic and international deepwater markets. Our strategy, therefore, is to continue to take advantage of opportunities on the Shelf while expanding our niche services into the deepwater markets of the world, including the Gulf of Mexico, Brazil and West Africa. We intend to execute our strategy by:

- maintaining a fleet of DP-2 vessels (the Midnight Express, Midnight Wrangler, Midnight Hunter, Midnight Eagle and Midnight Arrow) that have the capabilities to work in varying water depths (ranging from approximately 50 feet to 10,000 feet);

- assuming contractual risk for weather delays on certain jobs because of the capabilities of these DP-2 vessels, thus providing us with what we believe is a competitive advantage in our marketplace;

- focusing on projects involving small diameter infield flowlines and related infrastructure in the deepwater, analogous to our expertise on the Shelf;

- utilizing our anchor-moored vessels only on certain shallow water jobs to maintain and build efficiencies into our total fleet for our customer base; and

-        leveraging our customer relationships.

We are building our fleet around the use of dynamic positioning (DP-2) technology, in order to allow us to use DP-2 vessels in lieu of our anchored vessels. All of our DP-2 vessels require fewer support vessels than anchor-moored vessels and, with the exception of the Midnight Eagle, have a ship-shaped hull which allows them to operate in more adverse weather conditions than is typical of the conventional anchor-moored vessels. We intend to capitalize on this competitive advantage by taking responsibility for weather when bidding on prospective work to customers in certain circumstances. Although this is a more aggressive approach, management feels this is a viable option because of the capability of our DP-2 vessels to continue to work in seas where a conventional anchor-moored vessel and its support vessels would have to head back to shore.

Our expertise and experience in our market niche on the Shelf should provide us with an advantage in the deepwater market worldwide as projects in deepwater require many of the same types of services we currently provide on the Shelf. For example, deepwater production facilities such as tension leg platforms, spars, floating production units, and storage and offloading vessels all require the extensive use of small diameter pipelines and umbilicals. These small diameter lines provide similar functions in deepwater that they provide on the Shelf.

Shelf Market Compared to Deepwater Market. There are a number of characteristics about the deepwater market that differentiate it from the Shelf market.

On the Shelf, wells are generally drilled using conventional anchor-moored or jack-up drilling rigs. Fixed platforms can be installed using conventional anchor-moored construction vessels and semisubmersible vessels. Afterwards, the pipeline and riser infrastructure can be installed using conventional anchor-moored S-lay vessels and four-point anchored dive boats equipped with mixed gas or saturation diving equipment. Collectively, these technologies are mature, and, while there have been improvements, the basic processes have not fundamentally changed in the past 25 to 30 years.

In the deepwater market, exploration and development techniques are significantly different. Deepwater drilling and construction vessels are larger and more sophisticated than vessels that work on the Shelf and are often equipped with DP-2 systems that allow them to move or hold position within tight tolerances without using conventional anchor-moorings. In addition, fixed structures are replaced by either floating production systems or subsea facilities in deepwater.

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

We believe that we have an advantage in our market niche on the Shelf because of the cost efficiencies derived from the design and capabilities of our vessels and because of our operating methodology, which takes advantage of our dive support vessels and divers to complete riser and pipeline tie-ins without impeding the progress of our pipelay barges. The vessels used to install trunklines are larger and require larger crews than the vessels we operate, making it less cost effective for them to compete with us for small diameter, infield installation services. We believe that we can extend this methodology to deepwater markets by employing vessels that are specially designed and equipped to provide subsea construction niche services in the most efficient and cost effective manner. In 2000, we completed the construction of a fully redundant, DP-2 pipelay/bury barge (the Midnight Eagle) and chartered a new DP-2 subsea construction vessel (the Midnight Arrow). In early 2002, we purchased a 520-foot vessel that we are converting at the Davie Maritime, Inc. shipyard in Quebec, Canada, into a DP-2 offshore construction vessel with our patented pipelay system (the Midnight Express).

The pipelay system gives us the ability to lay certain lengths of products at high laying rates from a reel, the ability to lay considerable lengths of rigid pipelines without the need to come back to dock to reload, the capacity to spool pipelines from an on-board firing line, and the ability to J-lay pipelines or other products in order to minimize top tension. The pipelay system includes a storage reel made of two drums operated independently, each capable of storing up to 600 Te (metric tons) of product, and a stern-laying tilting tower (from 65 degrees to 90 degrees) supporting, from top to bottom, two bend controllers, two straighteners, a 160 Te tensioner, two workstations, a hang-off clamp, a pipe monitoring system and a product departure roller box. A six-station firing line will be installed on the deck of the Midnight Express to fabricate pipeline stored on the reel. The vessel will also be equipped with a 500-ton crane. The conversion of this vessel will make it a new generation, specially designed and equipped deepwater pipelay and subsea construction vessel capable of operating in water depths of up to 10,000 feet.

In March 2003, we purchased a cable-lay vessel that we modified into a versatile deepwater pipelay and subsea construction vessel, the Midnight Wrangler. The vessel is capable of laying rigid pipe, flexible pipe, coiled tubing and umbilicals as well as providing light construction, diving and ROV support and it has a 125-ton crane. Most recently, in January 2004, we entered into a new charter agreement for the Midnight Hunter, a DP-2 dive support vessel that has a 60-ton crane with capabilities of working in deepwater, and we have equipped it with one of our saturation diving systems.

There are two primary approaches to contracting for large marine development projects. For a "best-in-class" contracting approach, the development is divided into discrete functions, such as top-side fabrication, subsea fabrication, installation of pipelines, other subsea installation, etc. The overall project management group, which may be experts kept on staff at larger companies or may be engineering and project management consulting firms hired on a project-by-project basis, identifies qualified contractors for each type of work and then coordinates and supervises the work program using these multiple contractors.

The other major approach to project development is termed "EPIC" contracting (engineer, procure, install, and commission). In EPIC contracting, a large construction or engineering firm, or a group of large contractors in a consortium, undertakes to deliver the completed project for a lump sum. That contractor then directly performs those portions of the scope within its capabilities and subcontracts out those where it does not have "in house" talent or capacity. We do not seek to be an EPIC contractor; however, we will subcontract to the EPIC contractor (the large engineering firm) for certain portions of the portion within our capabilities.

Because deepwater exploration activity is conducted primarily by the major integrated oil and natural gas companies, we believe that best-in-class contracting will dominate the deepwater portions of our business activity. We expect that we will be able to pre-qualify and to bid directly to the major integrated oil and natural gas companies without having to provide other engineering/contracting services. At the same time, on the Shelf, where independent oil and natural gas operators predominate, we can continue to bid through the engineering firms who provide project management and other EPIC services to these clients.

Many of our existing customers are also active in deepwater exploration and development. We intend to leverage our customer relationships to obtain deepwater projects. In addition to our deepwater expansion strategy, we intend to maintain a flexible fleet in order to take advantage of any increased activity on the Shelf. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Business Environment."

OUR FLEET

At December 31, 2003, we operated a diversified fleet of ten construction and service vessels. In January 2004, we entered into a new charter agreement for the Midnight Hunter, a DP-2 dive support vessel with capabilities of working in deepwater. We installed a 1,000-foot saturation system onboard the vessel and are utilizing it in a dive support capacity on the Shelf and on deepwater projects for ROV support work and light subsea construction work. In January 2002, we purchased the Smit Express, which has been renamed the Midnight Express, and we are converting it into a DP-2 deepwater offshore construction vessel with our patented pipelay system. The vessel is expected to enter our active fleet in the second half of 2004. The following table summarizes the capabilities of the ten vessels in our fleet as of December 31, 2003 and the expected capabilities of the Midnight Hunter and Midnight Express.

VESSEL                              CAPABILITIES
------                              ------------
Midnight Arrow................      Diverless subsea construction in water
                                    depths of up to 10,000 feet.

Midnight Brave................      Simultaneous lay and bury of pipe up to 20"
                                    in diameter in water depths up to 400 feet.

Midnight Carrier..............      Subsea construction with surface supply or
                                    saturation diving.

Midnight Dancer...............      Subsea construction with surface supply
                                    diving.

Midnight Eagle................      Simultaneous lay and bury of pipe up to 8"
                                    in diameter in water depths of up to 100
                                    feet. Sequential lay and bury of pipe up to
                                    10" in diameter in water depths of up to 200
                                    feet. Also capable of saturation diving in
                                    depths up to 1,000 feet and ROV support and
                                    light construction work in up to 10,000
                                    feet.

Midnight Express..............      Designed to lay pipe up to 12" in diameter
                                    for rigid pipelines or 15" in diameter for
                                    flexible flowlines in water depths of up to
                                    10,000 feet and to provide diverless subsea
                                    construction support in water depths of up
                                    to 10,000 feet.

Midnight Fox..................      Personnel transport and support vessel
                                    (fuel, water, crew change).

Midnight Hunter...............      Shallow and saturation diving/subsea
                                    construction vessel with extended
                                    capabilities for weather endurance and
                                    project specific equipment/cargo.

Midnight Rider................
                                    Designed to lay pipe of up to 36" in
                                    diameter in water depths of up to 30 feet.
                                    Also capable of laying up to 10" diameter
                                    pipe in water depths up to 600 feet and up
                                    to 12" diameter pipe in water depths up to
                                    300 feet.

Midnight Runner...............      Simultaneous lay and bury of pipe up to 20"
                                    in diameter.

Midnight Star.................      Subsea construction with surface supply or
                                    saturation diving.

Midnight Wrangler.............      Designed to lay rigid pipe, flexible pipe,
                                    coiled tubing and umbilicals, utilizing up
                                    to four reels, and to provide light
                                    construction and ROV support in up to 10,000
                                    feet.


MIDNIGHT ARROW -- DP-2 SUBSEA CONSTRUCTION VESSEL
The Midnight Arrow was delivered to us in early 2000 on a five-year charter. Under the charter, we have an exclusive option to purchase the vessel for $8.25 million or the ability to extend the charter for an additional two years. The vessel has a DP-2 system, accommodations for 54 workers, ROV capabilities to approximately 10,000 feet, a helideck and a 45-ton crane. The vessel is 197 feet long and 44 feet wide.

MIDNIGHT BRAVE -- PIPELAY/BURY BARGE

The Midnight Brave was purchased in 1987 and presently has a pipelay ramp, five workstations, a stinger and a programmable logic controller 50 Kips tensioner. The vessel is 275 feet long and 70 feet wide and has accommodations for 80 workers. It is controlled using a seven-point anchor-mooring system.

MIDNIGHT CARRIER -- DIVING SUPPORT VESSEL

The Midnight Carrier was a pipe carrier that we purchased in May 1998. We then initiated a series of overhauls and upgrades to allow the vessel's use as a large four-point diving support vessel. We added a four-point anchor-mooring system and additional accommodations in 2000. The vessel is 270 feet long and 58 feet wide and accommodates 36 workers.

MIDNIGHT DANCER -- DIVING SUPPORT VESSEL

The Midnight Dancer was purchased in 1994 and presently has a 15-ton crane, a 10-ton crane, a four-point anchor-mooring system, an air diving system and accommodations for 46 workers. The vessel is 195 feet long and 40 feet wide.

MIDNIGHT EAGLE -- DP-2 PIPELAY/BURY BARGE

The Midnight Eagle was purchased in 1997 and placed in service in 2000 after adding a DP-2 system, a 20-foot hull mid-section, two 10-foot wide sponsons, four diesel driven azimuthing thrusters, a mooring/abandonment and recovery winch, accommodations for 57 workers, generators and ancillary equipment. A conventional firing line consisting of four workstations for S-lay and a 650-foot saturation diving system were also added. The vessel is 190 feet long and 76 feet wide.

MIDNIGHT EXPRESS (SMIT EXPRESS) -- DP-2 PIPELAY/SUBSEA CONSTRUCTION VESSEL

The Smit Express was a LASH (Lighter Aboard Ship) barge transporter. We purchased the vessel for $9.75 million in January 2002 and plan to place the vessel into service in the second half of 2004 pending the completion of the conversion and sea trials. The ship is 520 feet long overall with a breadth of 100 feet. The conversion will equip the vessel with our patented pipelay system, a DP-2 system, a 2,500 square meter working deck that will increase the ship freeboard to nearly 14 feet, a 12 megawatt (MW) diesel electric generating plant, stern azimuthing Z-drives and bow thrusters, ship services for project requirements, a 500-ton King Post crane, a 120-ton gantry crane, two abandonment and recovery winches (capabilities to approximately 10,000 feet), a helideck for an S-61, accommodations for 132 people, and 5 offices. The vessel also has the capability to hold two 3,000-meter working class ROV's.

MIDNIGHT FOX -- SUPPLY SUPPORT VESSEL

Built in 1998, the Midnight Fox is 130 feet long and 28 feet wide and is equipped with a bow thruster. Its present primary role is as a personnel transport and supply vessel supporting the rest of our fleet.

MIDNIGHT HUNTER -- DP-2 DIVING SUPPORT/SUBSEA CONSTRUCTION VESSEL

The vessel has been re-acquired on long-term charter to house our 1,000-foot saturation diving system. The vessel is 340 feet long overall and has a combined diesel-diesel electric engine and full DP-2 capabilities. The DP-2 capabilities are provided by three forward tunnel thrusters, one stern thruster and two aft azimuthing thrusters. The vessel has a large construction platform with a moonpool (25 feet x 20 feet) over which the saturation diving bell is deployed. In addition, the vessel has two cranes to support construction activities on the working deck.

MIDNIGHT RIDER -- PIPELAY/BURY BARGE

Built in 1995, the vessel is equipped to lay and bury pipe using the conventional S-lay method. Equipped with five workstations, the vessel features a 50-foot stinger and a 50 Kips tensioner. The vessel is 260 feet long and 72 feet wide, has accommodations for up to 84 workers and is controlled using an eight-point mooring system. The vessel is also capable of utilizing spuds in shallow water.

MIDNIGHT RUNNER -- PIPELAY/BURY BARGE

The Midnight Runner was built in 1983 and presently has two spuds, four workstations, a 30 Kips tensioner, generators and ancillary equipment as well as accommodations for 30 workers. The vessel is 160 feet long and 54 feet wide.

MIDNIGHT STAR -- DIVING SUPPORT VESSEL

The Midnight Star was purchased in 1997 and presently has a four-point mooring system, a moonpool, an air diving control room, two 15-ton cranes and accommodations for 42 workers. The vessel is 197 feet long and 42 feet wide.

MIDNIGHT WRANGLER -- DP-2 PIPELAY/SUBSEA CONSTRUCTION VESSEL

The Midnight Wrangler was purchased in 2003 as a deepwater pipelay and subsea construction vessel. The vessel is 341 feet long and 64 feet wide and is equipped with a DP-2 system, a 125-ton crane and accommodations for 73 workers. The vessel is capable of laying rigid pipe, coiled tubing and umbilicals, utilizing up to four reels and is capable of providing subsea construction, surface diving and ROV support in water depths up to 10,000 feet. Currently, the vessel has a third party ROV installed as part of a long-term commitment.

In addition, we purchased the Midnight Gator, a supply barge, in September 2002. We have converted this piece of equipment into a pipeline burial dredge and it became available for use during the second quarter of 2003 for the purpose of jetting trenches for pipe burial in shallow waters. This barge is not included in our vessel utilization statistics.

SAFETY & QUALITY ASSURANCE

We believe a successful safety program is both a necessity and an invaluable asset. We maintain our Health, Safety and Environmental (HS&E) Management System to reduce the possibility of accidents, mechanical occurrences and environmental incidents. Our HS&E Management System establishes guidelines to ensure compliance with all applicable state and federal guidelines and provides training and safety education through new employee orientations, which include first aid and CPR training. In addition, prospective employees are required to submit to alcohol and drug testing and all employees are subject to random testing. Our HS&E Management System encompasses everything from simple rules, regulations and job safety analyses to our more sophisticated peer assisted leadership and critical task familiarization programs. Employees who do not adhere to our health, safety and environmental guidelines could face immediate termination. We believe that the HS&E Management System is very effective in mitigating exposure and averting losses, while helping to attract and retain customers and employees.

Industry associations, government regulators and our peers have recognized our commitment to safety. In 2002, we earned compliance with the Department of Transportation's Operator Qualification Program and, in June 2003, we were awarded an International Safety Management (ISM) Certification by the American Bureau of Shipping. In 2004, 2001 and 2000, we received special recognition by the National Ocean Industries Association, the primary trade organization for the offshore services industry. We have also received commendations in 2001 from the United States Coast Guard (the "Coast Guard"), the Minerals Management Service (the "MMS") and the Marine Board of the National Research Council for our significant safety achievements and continuing dedication to the safety of life at sea. The Coast Guard also honored us in 2000 with a Certificate of Appreciation in recognition of notable services that have assisted greatly in furthering the aims and functions of the Coast Guard and for outstanding and innovative efforts in promoting offshore safety.

CUSTOMERS & CONTRACTING

Our customers are primarily major oil and natural gas companies and independent oil and natural gas operators working in the Gulf of Mexico. During 2003 and 2002, we provided subsea construction services to 36 and 37 customers, respectively. Two customers, Stolt Offshore, Inc. and LLOG Exploration Offshore, Inc., each accounted for more than 10% of our revenues in the year ended December 31, 2003, and no individual customer accounted for more than 10% of our revenues in the year ended December 31, 2002. The level of construction services required by any particular customer depends on the size of that customer's capital expenditure budget devoted to development in any particular year. Consequently, customers that account for a significant portion of contract revenues in one fiscal year may represent an immaterial portion of contract revenues in a subsequent fiscal year. Presently, our construction contracts are typically of short duration, ranging from several days to two months.

We are normally awarded contracts from our customers by means of a competitive bidding process whereby customers typically request bids a few weeks to a few months prior to commencement of a project. Customers usually request bids from all companies that they believe are technically qualified to perform the project. In order to ensure that we have an opportunity to bid for these projects, our marketing staff maintains contacts with offshore operators as well as with the independent engineering firms that manage their construction projects. We maintain a focused marketing effort through a dedicated sales force that provides localized efforts in Houston, Texas and southeastern Louisiana. We also maintain an up-to-date database of market studies and statistical bidding analyses.

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

As we expand our operations into the deepwater market, the typical contract profile is likely to change so that lead time, duration and our backlog of awarded but unexecuted projects will increase. We also expect that a larger portion of our contracts will be with major oil and natural gas companies as the deepwater market continues to develop and as our fleet expands in 2004 and beyond.

ALLIANCE AGREEMENT

From May 1999 through December 2003, we operated under an alliance agreement with Unocal under which we provided at least 80% of the pipelay, burial and riser installation projects for Unocal's operations in the Gulf of Mexico in water depths of up to 200 feet. Unocal conducts exploration, development and production activities on the Shelf and deepwater areas of the Gulf of Mexico. The alliance with Unocal expired in December 2003 and was not renewed. This alliance represented 2.5%, 3.9% and 8.0% of our revenues in 2003, 2002 and 2001, respectively.

COMPETITION

The offshore marine construction industry is highly competitive. While we believe that availability, capability of equipment and personnel, the reputation and experience of management, and the efficiency and safety record of the contractor are important factors in this industry, price is the primary factor that determines which contractor is awarded the contract. Contracts for work on the Shelf are typically awarded on a competitive bid basis one to three months prior to commencement of operations.

The lower degree of complexity and capital costs involved in Shelf marine construction activities has allowed many entrants into that subsegment of the market, most of whom are involved only in Shelf activities. There are relatively few barriers to entry and older installation equipment is typical of many companies. In addition, companies are differentiated by their capabilities to perform "offshore" versus only "inshore," or in state waters projects. For conventional offshore pipelay projects on the Shelf, we primarily compete with Broussard Brothers, Inc., Chet Morrison Contractors, Inc., Diamond Services, Global Industries, Ltd. and Horizon Offshore, Inc., although Stolt Offshore S.A. and Saipem S.p.A. also maintain a presence in this market.

For deepwater pipelay projects, the barriers to entry are numerous; the projects are both engineering and capital intensive, with project durations measured in years rather than months. The vessels are capital intensive and the supporting technology is not widely distributed. In the deepwater, the major pipelay competitors are foreign companies that include Technip-Coflexip, Stolt Offshore S.A., Saipem S.p.A. (including Saibos), Allseas Group S.A., and Heerema Group. Some of the domestic deepwater contractors include Halliburton-Subsea 7, McDermott International, Inc., Global Industries, Ltd. and Cal Dive International, Inc. We believe we are able to differentiate ourselves from this competition by having an efficient fleet with a relatively low capital structure, which is a function of maintaining focus on our specialty of infield flowlines and tie-backs.

BACKLOG

We do not consider our backlog amounts to be a reliable indicator of future revenue because most of our Shelf-based contracts are awarded and performed within a relatively short period of time. Thus, our backlog can fluctuate significantly based on the level of drilling activity on the Shelf, the timing of contract awards and the seasonal operating activity level throughout the year. If deepwater projects become more prevalent in our product mix, we expect to see an increased backlog because these projects have longer lead times than their Shelf-based counterparts.

PATENTS

We have received two patents for various aspects of our deepwater pipeline lay system that was designed by Lyle G. Stockstill, Chairman of the Board and Chief Executive Officer. The patent numbers as issued by the United States Patent Office are 6,554,538 and 6,702,519. It is the intent of the Company to install this patented pipeline lay system onboard the Midnight Express. Although we believe this technology provides us with a competitive advantage in the deepwater market, we do not regard patent protection on such pipeline lay system as critical or essential to our business.

EMPLOYEES

As of December 31, 2003, we had a total of 368 employees. Approximately 316 were operating personnel and 52 were corporate, administrative and management personnel. None of our employees belong to a union or are employed pursuant to any collective bargaining agreement or any similar arrangement.

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

Maritime. Some of our employees are covered by provisions of the Jones Act, the Death on the High Seas Act and general maritime law. Other non-maritime employees are covered by the U.S. Longshoremen and Harbor Workers Compensation Act. These laws typically operate to make liability limits established by state workers' compensation laws inapplicable to these employees and to permit these employees and their representatives to pursue actions against employers for job related injuries in federal and state courts. Since we are not protected by the limits imposed by state workers' compensation statutes, we may have greater exposure for any claim made by such employees.

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

Exploration and Production Industry. We depend on the demand for our services from the oil and natural gas industry. Therefore, changes to laws, regulations, taxes and policies relating to the oil and natural gas industry can also affect our business. For example, the exploration and development of oil and natural gas properties located on the Outer Continental Shelf of the United States is regulated primarily by the MMS. The MMS has broad authority over such operations. It must approve and grant permits in connection with drilling and development plans submitted by oil and natural gas companies. Additionally, the MMS has promulgated regulations requiring offshore production facilities to meet stringent engineering and construction specifications restricting the flaring or venting of natural gas, governing the plugging and abandonment of wells, and controlling the removal of production facilities. Further, under some circumstances, the MMS has the authority to require the suspension or termination of any operations on federal leases, and has proposed regulations that would permit it to expel unsafe operators from offshore operations. The MMS also has established rules governing the calculation of royalties and the valuation of crude oil produced from federal offshore leases. The MMS has issued regulations regarding costs for natural gas transportation, which are deductible for royalty valuation purposes when natural gas is sold off lease. Delays in the approval of plans and issuance of permits by the MMS because of staffing, economic, environmental or other reasons could adversely affect our operations by limiting demand for our services. We cannot predict how the MMS regulations may be amended in the future. However, any change in MMS regulations that adversely affects offshore oil and natural gas operations has the potential to limit demand for our services and adversely impact our future operations and earnings.

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

We maintain comprehensive insurance covering our assets and operations, including marine employers' liability insurance and workers' compensation, at levels we believe are consistent with industry standards. Our workers' compensation and marine employers' liability insurance includes U.S. Longshoremen and Harbor Workers Compensation Act and outer continental shelf endorsements. In addition to our primary liability insurance, we maintain excess and umbrella policies for up to a $30.0 million limit per occurrence and in the aggregate. We also maintain other coverage for water pollution, automobile, property, hull and commercial crimes. We believe that some risks are not insurable, or that insurance to cover such risks is available only at rates that we do not consider to be commercially reasonable. For example, we generally do not maintain insurance in amounts that would provide for replacement of a vessel in the case of a total loss. We cannot assure you that our insurance coverage will be adequate in all circumstances or against all hazards, nor can we assure you that we will be able to maintain adequate insurance coverage in the future at commercially reasonable rates or on acceptable terms.

EXECUTIVE OFFICERS

The following table provides information regarding our executive officers as of April 12, 2004:

NAME                        AGE  POSITION(S)
----                        ---  -----------
Lyle G. Stockstill ......   60   Chairman of the Board and Chief Executive Officer
Lana J. Hingle Stockstill   60   Chief Administrative Officer, Secretary and Director
Robert E. Fulton ........   53   Chief Financial Officer
Willie Bergeron .........   54   Chief Operating Officer
Thomas P. Budde .........   54   Senior Vice President - Administration
Patrice Chemin ..........   56   Vice President - International Business Development

Lyle G. Stockstill is one of our co-founders and has served as our Chairman of the Board and Chief Executive Officer since 1978. Mr. Stockstill has over 39 years of experience in all aspects of offshore pipelay and construction operations. Mr. Stockstill has previously held positions at Brown & Root, Inc. and Taylor Diving, Inc. and has worked both domestically and internationally. Mr. Stockstill is the husband of Lana J. Hingle Stockstill.

Lana J. Hingle Stockstill is one of our co-founders and has served as Senior Vice President - Administration, Secretary and as a director since 1978. In March 2003, her title was changed to Chief Administrative Officer. Mrs. Stockstill has 31 years of experience handling our administrative duties and the administrative duties of other oil service companies. Mrs. Stockstill holds a Bachelor of Arts degree from Louisiana State University. Mrs. Stockstill is the wife of Lyle G. Stockstill.

Robert E. Fulton has served as our Chief Financial Officer since August 2002. From April 2001 to July 2002, Mr. Fulton was employed by Global Industries, Ltd., an oilfield services and pipeline construction company, as Vice President and Treasurer. From January 1980 to March 2001, Mr. Fulton was employed by McDermott International, Inc., an international offshore contractor, in various finance positions, most recently serving as Assistant Treasurer. Mr. Fulton has 30 years of domestic and international finance experience and holds a Bachelor of Arts degree from the University of Notre Dame and a MBA Degree from the American Graduate School of International Management (Thunderbird).

Willie Bergeron joined our company in September 1995 as a Project Manager. Mr. Bergeron was promoted to General Manager of Operations in December 1997 and then to General Manager - Shallow Water Division in March 1999. In September 2000, Mr. Bergeron was promoted to Operations Manager for both shallow and deepwater activities and in July 2001 was promoted to Vice President - Operations. In March 2003, his title was changed to Chief Operating Officer. From 1988 to 1995, Mr. Bergeron was employed in the areas of operations management and engineering by McDermott International, Inc. Prior to that, Mr. Bergeron co-owned a civil engineering firm that conducted offshore, commercial and residential engineering. Mr. Bergeron has 26 years of oilfield related experience and holds a degree in Engineering Technology from Nicholls State University.

Thomas P. Budde joined our company in April 2003 as the Senior Vice President - Administration. From January 2000 to April 2003, Mr. Budde served as the Chief Financial Officer of Gibbs Construction. Mr. Budde was employed by General Marine Leasing, Inc. as the Chief Financial Officer and Executive Vice President from November 1997 to November 1998. Prior to that, Mr. Budde held several positions with Diversified Group, Inc. from September 1984 to June 1989, including Chief Financial Officer and Executive Vice President. Mr. Budde holds a Bachelor of Science degree in Accounting from the University of New Orleans.

Patrice Chemin re-joined our company in September 2003 as the Vice President - International Business Development. Mr. Chemin was previously with our company from December 1997 to December 2000 as the President. In the interim, Mr. Chemin served as the Manager of Business Development and Marketing for Consolidated Contractors Company (CCC) of Athens, Greece. Mr. Chemin has over 30 years of oilfield related experience and extensive experience in the international marine construction market, including employment with

Stolt Comex Seaway Inc. in Indonesia, Singapore, Norway, Scotland, Gabon and the United Arab Emirates.

ITEM 2. PROPERTIES

FLEET

For information regarding our vessels, please read "Item 1. Business - Our Fleet," which information is incorporated herein by reference.

FACILITIES

Our corporate headquarters are located in Gretna, Louisiana, near New Orleans. We also maintain a commercial office in Houston, Texas, a logistics support base and fabrication yard in Dulac, Louisiana, and a rental property for client and provider entertainment purposes in Empire, Louisiana. All of our facilities are leased. The following chart describes our facilities as of December 31, 2003:

                                                           APPROXIMATE      TERMINATION
LOCATION                               FUNCTION               SIZE         DATE OF LEASE
------------------------------   ----------------------   --------------   -------------
Gretna, Louisiana ............   Corporate Office         13,400 sq. ft.   December 2005
Houston, Texas ...............   Commercial Office         4,200 sq. ft.   January 2004
Dulac, Louisiana .............   Logistics Support Base       21.9 acres   October 2006
                                 and Fabrication Yard
Empire, Louisiana ............   Client and Provider       2,400 sq. ft.   December 2007
                                 Entertainment Facility

ITEM 3. LEGAL PROCEEDINGS

We have been named as a defendant in a stockholder class action suit filed by purported stockholders regarding our initial public offering. This lawsuit, Karl
L. Kapps, et. al. v. Torch Offshore, Inc. et. al., No. 02-00582, which seeks unspecified monetary damages, was filed on March 1, 2002 in the United States District Court for the Eastern District of Louisiana. The lawsuit was dismissed on December 19, 2002 for failure to state a claim upon which relief could be granted. The plaintiffs have appealed to the United States Court of Appeals for the Fifth Circuit. Oral arguments have been completed and we are awaiting the decision of the Court. We believe the allegations in this lawsuit are without merit and we continue to vigorously defend this lawsuit. Even so, an adverse outcome in this class action litigation could have a material adverse effect on our financial condition or results of operations.

We were named as a defendant in a lawsuit (Bluffview Capital, LP v. Torch Offshore, Inc., No. 2002-7662, filed in the 134th Judicial District Court, Dallas County, Texas on August 26, 2002) brought by a former service provider. The plaintiff was originally hired to assist us in obtaining financing, among other services. We terminated the relationship and disputed the plaintiff's interpretation of certain provisions regarding the services to be provided and the calculation of fees allegedly earned. The case was settled in October 2003 with no significant impact on our results of operations.

We terminated our charter of the Midnight Hunter on January 24, 2003, as, among other things, the vessel did not meet certain specifications as outlined in the charter agreement and this prevented us from performing some types of work. In November 2003, a London arbitrator issued a ruling against our recission claim, finding that we were not entitled to terminate the charter, but did rule in favor of us on the warranty claim for breach of contract. An interim award of $2.2 million was made in favor of Cable Shipping, Inc. and such amount was placed in escrow pending further proceedings. We have recorded the full amount of the interim award in the financial statements as of December 31, 2003. We attempted to appeal the ruling, but on April 7, 2004 the appeal was denied. The escrowed award will now be released to Cable Shipping, Inc. Each party will now make submissions as to quantum of damages for the claim upon which it was successful and a further hearing will be held. Additional amounts awarded to the parties will likely be netted in favor of Cable Shipping, Inc. While an estimate of the net impact of the damages to be awarded with respect to this matter is not currently quantifiable, it is possible that future damages to be awarded to Cable Shipping, Inc. in this matter could have a material adverse effect on our financial condition and/or results of operations.

We filed a lawsuit (Torch Offshore, Inc. v. Newfield Exploration Company, No. 03-0735, filed in the United States District Court, Eastern District of Louisiana on March 13, 2003) against Newfield Exploration Company (Newfield) claiming damages of approximately $2.1 million related to work completed for Newfield in the Gulf of Mexico at Grand Isle Block 103-A. Our lawsuit alleges that we did not receive all compensation to which we were entitled pursuant to the contract. As of December 31, 2003, we have written off the full amount of this claim. However, we intend to continue to pursue this claim.

In July 2003, we filed a lawsuit (Torch Offshore, Inc. et al v. Stolt Offshore, Inc., et al, No. 03-1915, in the United States District Court, Eastern District of Louisiana on July 3, 2003) against Stolt Offshore, Inc. (Stolt), and its customer, seeking approximately $7.6 million related to work completed for Stolt in Boston, Massachusetts. We worked as a subcontractor to Stolt, who was engaged by Algonquin Gas Transmission Company to complete the Boston Hubline project, an underwater pipeline crossing the Boston Harbor. The lawsuit alleged that we did not receive all compensation to which we were entitled pursuant to the subcontract we had with Stolt. Two other subcontractors to Stolt joined with us and filed as plaintiffs in the lawsuit. Additionally, we, along with two other subcontractors, filed a lawsuit in Massachusetts (Civil Action No. 03-01585), which included a claim for breach of contract as well as a claim to assert mechanics' liens against Algonquin's easement located in Weymouth, Norfolk County, Massachusetts. In March 2004, we reached a settlement with Stolt in the amount of $6.2 million and we have recorded the full amount of the difference between our original claim and the final settlement (a loss of approximately $1.4 million) in our financial statements as of December 31, 2003. The lawsuits have been dismissed and the lien claims have been released.

Additionally, due to the nature of our business, we are, from time to time, involved in routine litigation or subject to disputes or claims related to our business activities (other miscellaneous litigation). In our management's opinion, none of this other miscellaneous litigation will have a material adverse effect on our financial condition or results of operations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of our stockholders during the quarter ended December 31, 2003.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Our common stock, $0.01 par value, is traded on the NASDAQ National Market System under the symbol "TORC". At April 12, 2004, there were approximately 1,400 holders of record of our common stock.

The following table sets forth the high and low bid price per share of our common stock, as reported by the NASDAQ National Market, for each fiscal quarter in 2002 and 2003:

                                                                    HIGH    LOW
                                                                    ----    ---
2004
Second Quarter (through April 12, 2004).........................   $4.25   $3.63
First Quarter...................................................   $6.37   $3.59

2003
Fourth Quarter..................................................   $6.47   $5.00
Third Quarter...................................................   $7.58   $5.80
Second Quarter..................................................   $7.50   $4.85

First Quarter...................................................   $6.19   $4.90

2002
Fourth Quarter..................................................   $5.79   $4.31
Third Quarter...................................................   $7.95   $4.77
Second Quarter..................................................   $9.54   $7.14
First Quarter...................................................   $9.25   $5.45

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

(in thousands, except per share
and operating data)                                                   YEARS ENDED DECEMBER 31,
                                                   -------------------------------------------------------------
STATEMENT OF OPERATIONS DATA                          2003         2002         2001         2000         1999
                                                   ---------    ---------    ---------    ---------    ---------
Revenues .......................................   $  65,557    $  67,990    $  59,052    $  46,205    $  21,252
Cost of sales ..................................      59,170       53,341       43,190       34,011       21,190
                                                   ---------    ---------    ---------    ---------    ---------
Gross profit(1) ................................       6,387       14,649       15,862       12,194           62
Depreciation and amortization ..................       9,368        7,540        6,376        4,941        3,469
General and administrative .....................       6,536        4,767        3,982        3,759        3,327
Other operating expense ........................       3,518        1,966          950          954        1,741
                                                   ---------    ---------    ---------    ---------    ---------
Operating income (loss) ........................   $ (13,035)   $     376    $   4,554    $   2,540    $  (8,475)
                                                   =========    =========    =========    =========    =========
Interest income (expense), net .................           1          232       (1,174)      (3,813)      (1,413)
Gain (loss) on early retirement of debt ........         885           --         (766)          --         (676)
Net income (loss) attributable to
  common stockholders ..........................   $  (9,226)   $     395    $    (741)   $  (1,578)   $ (10,568)
                                                   =========    =========    =========    =========    =========
Earnings (loss) per share:
  Basic ........................................   $   (0.73)   $    0.03    $   (0.07)   $   (0.21)   $   (1.41)
                                                   =========    =========    =========    =========    =========
  Diluted ......................................   $   (0.73)   $    0.03    $   (0.07)   $   (0.21)   $   (1.41)
                                                   =========    =========    =========    =========    =========
Common equivalent shares:
  Basic ........................................      12,637       12,692       10,845        7,505        7,505
                                                   =========    =========    =========    =========    =========
  Diluted ......................................      12,637       12,695       10,845        7,505        7,505
                                                   =========    =========    =========    =========    =========
Cash dividends per common share ................   $      --    $      --    $      --    $      --    $    0.04
                                                   =========    =========    =========    =========    =========

OTHER FINANCIAL DATA

EBITDA, As Adjusted, Recap:
  Net income (loss) attributable to common
   stockholders ................................   $  (9,226)   $     395    $    (741)   $  (1,578)   $ (10,568)
  Income tax expense (benefit) .................      (2,923)         213        3,165
                                                                                                 --            4
  Interest (income) expense ....................          (1)        (232)       1,174        3,813        1,413
  Depreciation and amortization ................       9,368        7,540        6,376        4,941        3,469
  Preferred unit dividends and accretion .......          --           --          190          305           --
  Vessel charges ...............................          --        1,052          950           --           --
                                                   ---------    ---------    ---------    ---------    ---------
EBITDA, As Adjusted(2) .........................   $  (2,782)   $   8,968    $  11,114    $   7,481    $  (5,682)
                                                   =========    =========    =========    =========    =========

Net cash provided by (used in):
  Operating activities .........................      10,594       (2,279)       2,419        1,746       (4,206)
  Investing activities .........................     (72,753)     (24,229)     (13,741)      (2,538)      (6,451)
  Financing activities .........................      61,873        2,342       34,929          463       11,557

BALANCE SHEET DATA (AT END OF PERIOD)

Working capital (deficit)(3) ...................   $ (55,036)   $  12,018    $  30,641    $ (10,103)   $  (7,772)
Property, net ..................................     143,266       67,561       49,179       40,202       41,120
Total assets ...................................     169,906      101,904       92,755       57,988       54,069
Long-term debt, excluding current portion ......      20,057           46           --       23,957       29,522
Mandatorily redeemable convertible
  preferred units(4) ...........................          --           --           --        4,678           --
Stockholders' equity ...........................      70,732       79,867       81,041        6,311        7,889

OPERATIONS DATA
Available revenue days(5) ......................       3,309        3,181        2,817        2,603        1,953
Revenue days worked(6) .........................       2,152        2,125        1,979        1,820          981
Total pipelay mileage ..........................         248          227          190          194          117
Average revenue per mile of pipe laid ..........   $ 237,600    $ 256,300    $ 262,100    $ 207,800    $ 155,600
Average miles per pipelay job ..................         4.8          3.6          2.9          3.0          3.8
Total vessels in operation (at end of period)(7)          10           10            9            8            6

AVERAGE PRICE (8)
Crude oil (per barrel) .........................   $   30.90    $   26.15    $   25.96    $   30.28    $   19.32
Natural gas (per thousand cubic feet) ..........   $    5.01    $    3.37         3.96         4.31         2.31

(1)   Gross profit is revenues less cost of sales.

(2) EBITDA, as adjusted, represents earnings before net interest, income taxes, depreciation and amortization. The EBITDA, as adjusted, presented above is also adjusted to exclude charges of $0.9 million resulting from the write off of certain costs due to the termination of the Midnight Hunter charter agreement and $0.2 million resulting from the write off of certain financing costs related to the Midnight Express in 2002 and $1.0 million in 2001 resulting from the write off of certain deferred costs related to the Midnight Warrior project. EBITDA, as adjusted, is presented here to provide additional information about our operations. EBITDA, as adjusted, is not a calculation based on generally accepted accounting principles and should not be considered as an alternative to net income, as an indicator of our operating performance or as an alternative to cash flow as a better measure of liquidity. In addition, our EBITDA calculation, as adjusted, may not be comparable to similarly titled measures of other companies. We have disclosed EBITDA, as adjusted, because we use this measure as an internal benchmark against certain performance objectives and to provide investors and creditors additional information in assessing our business in comparison to industry and other market competitive standards.

(3) Includes current portion of long-term debt, the Finance Facility and the receivable line of credit totaling approximately $56.3 million as of December 31, 2003.

(4) Represents mandatorily redeemable convertible preferred membership units that were exchanged for common stock in 2001 as part of the contribution of membership interests in Torch Offshore, L.L.C. to Torch Offshore, Inc.

(5) Represents total calendar days for each vessel less any days a vessel was nonoperational.

(6) Number of days vessels are offshore performing services, in transit or waiting on inclement weather, while under contract.

(7) Includes the Midnight Hunter as of December 31, 2002; however, the charter of the Midnight Hunter was terminated in January 2003. The vessel was re-chartered beginning in January 2004.

(8) Based on the monthly average closing current contract prices posted by the NYMEX.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with our financial statements and related notes included elsewhere in this Annual Report. The discussion below contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those expressed or implied in this Form 10-K. Factors that could cause or contribute to such differences include, but are not limited to, those discussed above under the captions "Forward-Looking Statements" and "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Risk Factors."

EXECUTIVE SUMMARY

We provide subsea construction services in connection with the in-field development of offshore oil and natural gas reservoirs. We are a leading service provider in our market niche of installing and maintaining small diameter flowlines and related infrastructure on the Shelf. Over the last few years, we have expanded our operations, fleet capabilities and management expertise to enable us to provide analogous services in water depths up to 10,000 feet. In addition, we have begun to enter the international markets of the world, including Mexico, as we believe these areas present opportunities for utilization of our fleet.

In 2003, we reported revenues of $65.6 million, a 3.6% decrease compared with 2002 revenues of $68.0 million. The operating loss for 2003 was $13.0 million, compared with an operating income of $0.4 million in 2002. Included in our operating loss for 2003 are charges of $3.1 million related to the Midnight Hunter (including arbitration legal costs), $3.0 million related to receivable and claims write-offs, and $1.6 million related to the asset impairment of the Midnight Carrier.

During 2003, based upon management's experience, market conditions in the Gulf of Mexico remained relatively weak as offshore drilling remained depressed as capital expenditures by oil and natural gas companies were below normal levels due to the slowdown in the U.S. economy and the industry-wide concern of the natural gas pricing trends. Although the U.S. land rig count increased, a similar development did not transpire in offshore drilling. These forces have driven market prices to lower levels, and as a result, adversely impacted our gross margins.

As a result of these market conditions, the recent arbitration ruling in the Midnight Hunter case, and other events with a direct impact on our earnings as discussed above, we experienced significant financial losses in 2003. We have a significant working capital deficit position primarily resulting from the current classification of the Midnight Express construction finance facility that matures on October 31, 2004. In addition, for the three most recent fiscal quarters, we were not in compliance with certain financial ratio covenants under our debt agreements and had to obtain waivers and certain revisions to these covenants requirements from our lenders to prevent an event of default. These conditions place a high degree of pressure on our liquidity management and could ultimately impact our operations and future business plans. Management believes, however, that we have the ability to sustain our operations and meet our financial commitments, at least for the near-term, through effective management of our operations and the available liquidity provided through our credit facilities. However, if we continue to incur significant cash losses or if our ability to access our credit facilities is curtailed, our ability to continue to manage our liquidity needs and meet our operating and other financial commitments may be jeopardized in the future.

We believe that certain factors are critical to our success, including having sufficient financial liquidity to fund the completion of the conversion of the Midnight Express in 2004; ascertaining utilization for the Midnight Express as soon as possible upon completion of its sea trials, which is expected in the second half of 2004; raising additional funds through the public or private placement of equity; reducing certain fixed costs and possibly generating additional funds through the sale of certain vessels; managing the utilization of our existing fleet of vessels by strategically positioning our DP-2 vessels on jobs to promote efficiency and greater margins; continuing to expand our market from the shallow water into the intermediate water depths and the deepwater with the use of our DP-2 vessels; and developing an international presence.

In order to accomplish our business plan and meet our financial obligations, we must:

- Complete the conversion of the Midnight Express in a timely manner and within the financial constraints of the $19.0 million increase to our credit facility.

- Raise additional capital to fund working capital requirements, including the payment of monthly lease amounts for the Midnight Hunter and Midnight Arrow, which are approximately $8.5 million for the year ended December 31, 2004, and to make monthly and quarterly interest and principal payments to General Electric Commercial Equipment Financing (GE Commercial) as part of the Midnight Eagle term loan and General Electric Capital Corporation (GE Capital) as part of the Midnight Wrangler term loan (together $4.4 million for the year ended December 31, 2004 of which as of April 12, 2004 we have met $1.3 million).

- Dispose of certain non-essential vessels to reduce debt and associated fixed costs.

- Enter into an agreement(s) for utilization of the Midnight Express near the time of the completion of its final sea trials in the second half of 2004.

We have been actively pursuing transactions to address the above matters as well as others described in Note 14 to the Company's financial statements, the ultimate resolution of which is beyond our control and will have a significant impact on our financial condition and liquidity. As a result, no assurances can be given that these transactions will be completed as contemplated or at all, which could have a detrimental effect on our ability to continue our operations. For more information regarding our business plan and these transactions, see "Item 1. Business - General, Requirements of Additional Capital and Business Plan" and Note 14 to the Financial Statements located in Item 8 of this Form 10-K, and for the related risks, see "Risk Factors" below.

As 2004 begins, we remain focused on our strategy of moving into the deepwater markets of the world through the establishment of our fleet of DP-2 vessels. Since 1997, we have increased the size of our total fleet from three to twelve construction and service vessels. In 2002, we acquired a 520-foot vessel from Smit International, renamed the Midnight Express, which is being converted to a DP-2 offshore construction vessel with our patented pipelay system at an estimated cost of approximately $109.0 million. In December 2002, we committed to purchase a cable-lay vessel, renamed the Midnight Wrangler, for the purpose of deepwater pipelay and subsea construction. We took possession of this vessel in March 2003 and the vessel entered our active fleet in August 2003 after various modifications and upgrades were made to it. In January 2004, we entered into a new charter for the Midnight Hunter, a deepwater capable diving support vessel. These critical additions to our fleet over the past few years have positioned us to grow our business and while achieving better margins as we move into the intermediate depths and the deepwater. These DP-2 vessels are the core of our fleet and the key to the future successes of the Company.

OVERVIEW OF CRITICAL EVENTS IN 2003

In November 2002, we signed a contract to provide pipeline installation support in the Boston, Massachusetts Harbor. The contract commenced in the fourth quarter of 2002 and was extended into the second quarter of 2003. The contract called for the Midnight Rider to work outside of Gulf of Mexico waters for the duration of the contract. The contract provided for the mobilization and demobilization of the Midnight Rider in addition to the pipelay and burial work to be completed. The contract was completed in June 2003; however, collection for a large portion of the work was delayed until March 2004 ($6.2 million). This delay in collection had an impact on our financial liquidity for several months.

During the year ended December 31, 2003, we incurred approximately $0.5 million of costs to establish and commence bidding operations in Mexico through our wholly-owned subsidiary, Torch Offshore de Mexico S. de R.L. de C.V. The costs incurred during the year primarily relate to personnel costs associated with the submission of a pipelay bid to Petroleos Mexicanos (PEMEX). We were unsuccessful in attaining this project; we subsequently closed our Mexican office and sold our ownership interests in Torch Offshore de Mexico S. de R.L. de C.V. to our Mexican partner. We expect additional bid requests to be released by PEMEX in the near future. We will bid on those projects for which we believe our fleet, personnel and financial capabilities are best suited, but we intend to bid as a subcontractor rather than directly to PEMEX.

In October 2003, the shipyard converting the Midnight Express, Davie Maritime, Inc., indicated to us that they would claim additional funds under the contract and would deliver the vessel later than originally stipulated (December 26, 2003). We have come to a settlement with Davie Maritime, Inc. in the amount of $8.3 million. This settlement covers all of the claims made by Davie Maritime, Inc. against us and extended the delivery date of the vessel to May 21, 2004. The settlement is to be paid from March 2004 through delivery from the additional $19.0 million from Regions Bank and EDC (see discussion below). Since the initial contract signing, the shipyard contract has grown from $37.1 million to $51.9 million of which $6.5 million has been approved change orders and $8.3 million has come from an increase in price. If further delays transpire beyond the rescheduled delivery date, it could delay the entrance of the Midnight Express into our active fleet which could result in a material adverse effect on our 2004 results of operations and our ability to service our debt based upon the anticipated debt repayment schedule.

The conversion of the Midnight Express is entering its final stages. We expect that in the second quarter of 2004 the vessel will leave the drydock to be moored alongside at Davie Maritime, Inc. as commissioning and testing activities continue. Once dockside trials are completed, Davie Maritime, Inc. will bring the vessel out of the St. Lawrence Seaway to the North Atlantic Ocean off of Halifax to complete extensive sea trials and DP-2 system tests. Upon acceptance of the vessel after sea trials, the Midnight Express will cross the North Atlantic Ocean to receive our patented lay system and crane. A portion of the installation work is to be completed in the port of the manufacturer before the Midnight Express is dispatched to the Gulf of Mexico for final outfit.

With the fabrication of the crane complete, the specialized lay gear undergoing software testing and the Midnight Express entering the commissioning phases, our goal of introducing the industry to a new generation of construction equipment is very near. The patented lay system effectively combines the features of reel lay with a capability to spool pipelines to the product reels onboard the Midnight Express. We are aggressively marketing the vessel with our clients and the capabilities have generated considerable interest. However, the interest of other contractors has also been encouraging and we will continue to develop relationships with clients and contractors to drive the utilization of the vessel. The successful completion, deployment and steady utilization of the Midnight Express is critical to our future liquidity needs.

BUSINESS ENVIRONMENT

The demand for subsea construction services has historically depended upon the prices of oil and natural gas. These prices reflect the general condition of the industry and influence the willingness of our customers to spend capital to develop oil and natural gas reservoirs. We are unable to predict future oil and natural gas prices or the level of offshore construction activity related to the industry. In addition to the prices of oil and natural gas, we use the following leading indicators, among others, to forecast the demand for our services:

-     the offshore mobile and jack-up rig counts;

- forecasts of capital expenditures by major, independent, and state oil and natural gas companies; and

-     recent lease sale activity levels.

Even when demand for subsea construction services is strong, several factors may affect our profitability, including the following:

-     competition;

-     availability of qualified personnel;

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

In the life of an offshore field, capital is allocated for field development following a commercial discovery. The time that elapses between a successfully drilled well and the development phase, in which we participate, varies depending on the water depth of the field. On the Shelf, demand for our services generally follows drilling activities by three to twelve months. We have noticed that demand for pipeline installation for projects exceeding 1,000 feet of water depth generally follows drilling activities by at least eighteen months to three years as deepwater installations typically require much more engineering design work than Shelf installations.

INDUSTRY OUTLOOK

Our industry experienced an unusual year in the Gulf of Mexico construction market in 2003 as high oil and natural gas commodity prices did little to accelerate the spending for oilfield services. Producers continued to produce cash flows, but simply did not inject capital spending as they normally would with such robust commodity pricing. The U.S. rig count increased in 2003, but a large piece of this increase was related to inland exploration and production. Drilling in the Gulf of Mexico has not yet reacted to the higher commodity price structure. Many reasons have been offered for this unusual response from the market, including a lack of good prospects and disbelief that the higher commodity prices would be maintained due to the political instability in oil producing regions.

We believe the first quarter of 2004 will be a period of minimal activity with a possibility for a minor increase in activity beginning in the second quarter of the year. Early 2004 indicators show a gentle increase in the 2004 budgets of drilling companies, although we do not anticipate a dramatic or rapid increase. As for the pricing structure being experienced in our sector of the industry, it appears as if the 2004 market will continue to be very price competitive. In order for the pricing structure to improve, it appears as if an increase in offshore drilling rigs is required and this is not expected in 2004. We believe that our future financial and operating results will continue to be highly dependent on overall market conditions in the oil and natural gas industry.

We believe that the Shelf will benefit from recently passed royalty relief regulations, which provide certain benefits to companies performing deep drilling on the Shelf. The newly passed regulations apply to existing leases as well as newly acquired leases for natural gas production from wells drilled to deep vertical depth on the Shelf, or 15,000 feet total vertical depth. We anticipate that this benefit may entice certain independent oil and natural gas operators to increase their drilling for natural gas on the Shelf. In addition, we anticipate that the Gulf of Mexico offshore construction industry will benefit from improved long-term industry fundamentals. We believe that a combination of factors, such as the expected increase in worldwide energy demand, decreased levels of natural gas storage, increasing deepwater forecasts for capital expenditures in 2004, and our strong market presence, positions us well for the future. The extensive transportation infrastructure present on the Shelf facilitates the development of incremental fields that can be tied into existing trunklines originally constructed to service fields that are now in the process of decline, which favors our Shelf market niche strategy. The additions to our active fleet of the Midnight Wrangler in

2003 and the Midnight Hunter and Midnight Express in 2004 also position us to take on the challenges and opportunities of the deepwater market in the near future.

Natural gas consumption in the United States and on a worldwide basis is expected to continue to increase over the next decade leading to a further depletion of levels of natural gas storage. A large portion of this continued expansion is expected to come from the growth in electric power requirements and overall population growth, particularly in China and Asia Pacific. Environmental and economic considerations dictate that a large percentage of this increased electric power will come from newly constructed gas-fired power generation facilities. Oil consumption should also remain relatively stable in the near-term. Management believes that significant new capital must be continually invested in field exploration and development in order to maintain, much less grow, existing oil and natural gas energy production levels to meet these growing demands.

These increased demands for natural gas and the dominant role of independent oil and natural gas operators on the Shelf should allow the Gulf of Mexico to maintain and even increase its position as a major source of North American natural gas supplies for the intermediate term. In addition, many of these independent oil and natural gas operators are entering the intermediate water depths and in some cases the deepwater. Due to the technological advances, these operators have enjoyed an improvement in exploration success rates. Management believes that the higher demand, improved technologies, and strong oil and natural gas prices will permit the exploration for and the development of additional marginal prospects, eventually resulting in increased activity on the Shelf and in intermediate water depths where we already have a strong market position.

Major oil and natural gas companies and large independent oil and natural gas operators are increasingly focusing their exploration and development efforts on frontier areas, particularly the deepwater regions of the Gulf of Mexico and the coasts of South America and West Africa. These regions offer greater oil and natural gas reserve and production growth potential relative to the existing Shelf regions. Focusing on the Gulf of Mexico, deepwater production has been much more prolific and oil prone (as opposed to natural gas prone) than on the Shelf. These worldwide deepwater basins are one of the few non-OPEC areas to have major reserve potential, with numerous individual discoveries expected to produce more than one billion barrels each. There have already been several deepwater fields identified for development and various other projects are under contemplation. The completion of these deepwater projects will require multi-billion dollar expenditures and will result in additional wells; subsea trees, templates and manifolds; subsea control lines; flowlines; risers; and fixed and floating platforms. Management continues to believe that there is a large amount of potential utilization for our fleet on deepwater projects, especially for the Midnight Express given its capabilities because of the patented pipelay system.

RISK FACTORS

WE FACE SIGNIFICANT FINANCIAL LIQUIDITY ISSUES THAT COULD HAVE A DETRIMENTAL EFFECT ON OUR ABILITY TO CONTINUE TO CONDUCT OPERATIONS.

We face significant financial liquidity issues and may not be able to obtain additional financing, which raises substantial doubt about our ability to continue as a going concern. As a result, our independent auditors concluded, as required by generally accepted auditing standards, that their auditors' report on our 2003 financial statements should include an explanatory paragraph regarding our ability to continue as a going concern. We have historically funded our operations and capital expenditures primarily through cash on hand, borrowings from financial institutions and cash flow from operations. However, as a result of adverse business conditions in the industry and significant costs of expanding our fleet of DP-2 vessels, we face significant financial liquidity issues in 2004. We have debt and other obligations that are due in 2004 and we will require additional capital to meet those obligations in the event our operational performance does not meet expectations. In addition, we may need additional capital to complete the conversion of the Midnight Express if there are any more cost overruns. Although our relationships with our creditors remain positive and we have taken steps to obtain additional capital and amend certain covenants, there is no assurance that our creditors will not take actions that could be detrimental to our ability to continue to conduct our operations in the future.

OUR INDEBTEDNESS COULD ADVERSELY AFFECT OUR FINANCIAL POSITION AND LIQUIDITY.

As of December 31, 2003, we had total debt of $76.3 million. This debt level will continue to increase as we draw the remaining $14.4 million under our existing $60.0 million credit facility (the "Finance Facility") for the conversion of the Midnight Express. In April 2004, we amended the level of this construction finance facility to include an additional $19.0 million for the conversion of the vessel. This will also further increase our indebtedness. This high level of debt could have certain consequences including the following:

      - the inability of our current operations to generate cash to support future principal and interest payments;

      - inadequate levels of cash for general corporate purposes as a significant amount of cash flow will be utilized in paying regular interest and principal payments;

      - limiting our flexibility to react to changes in economic and/or industry conditions; and

      - limiting our ability to borrow additional funds, retain 100% of funds from an equity offering, or retain cash proceeds from the sale of certain assets.

Our ability to continue to service our debt requirements will depend upon our ability to generate cash from operations in the future. The ability to generate cash from operations is driven by the demand for construction services by the oil and natural gas industry, including the demand for the utilization of the Midnight Express. This level of demand as well as various other factors affecting this demand are beyond our control.

WE HAVE INCURRED LOSSES IN RECENT PERIODS AND MAY INCUR ADDITIONAL LOSSES IN THE FUTURE.

We have, from time to time, incurred losses from operations, particularly during periods of low industry-wide demand for marine construction services. Although we were profitable in 2002 ($0.4 million net income), we incurred net losses of $9.2 million in 2003 and $0.7 million in 2001; and we anticipate incurring a loss in the first quarter of 2004. We may not be profitable in the future. If we do achieve profitability in any period, we may not be able to sustain or increase such profitability on a quarterly or annual basis.

MANAGEMENT BELIEVES WE WILL NEED ADDITIONAL FINANCING TO MEET OUR FINANCIAL NEEDS IN THE FUTURE.

Our current plan is to obtain additional financing after reviewing all possible options in detail, including, but not limited to, the issuance of equity or debt securities or alliances and/or joint ventures with other marine contractors. Funds raised from the issuance of additional equity securities may have a negative affect on our stockholders, such as a dilution of the percentage of ownership, and the rights, preferences or privileges of the new security holders may be senior to those of the common stockholders. Our ability to meet our debt service requirements and to obtain advances under our bank facility with Regions Bank will depend significantly upon our ability to generate business through our operations in 2004 and beyond. There is no assurance that we will be able to obtain any financing on favorable terms, or at all. Failure to obtain additional financing would have a material adverse effect on our business, results of operations and financial condition in the future.

FURTHER DELAYS OR COST OVERRUNS IN THE CONVERSION OF THE MIDNIGHT EXPRESS COULD ADVERSELY AFFECT OUR FINANCIAL CONDITION, AND EXPECTED CASH FLOWS FROM THE MIDNIGHT EXPRESS UPON COMPLETION MAY NOT BE AS IMMEDIATE OR AS HIGH AS EXPECTED.

The conversion of the Midnight Express is now estimated to cost approximately $109.0 million, which is approximately $19.0 million more than the original estimate. The vessel will also be delivered later than originally stipulated in the contract with Davie Maritime, Inc. (originally December 26, 2003 and now May 21, 2004). The construction, refurbishment and conversion of marine equipment is subject to the risks of further delays or cost overruns for various reasons, including:

      -     unforeseen quality or engineering problems;

      -     work stoppages;

      -     weather interference;

      -     unanticipated cost increases;

      -     delays in receipt of necessary equipment; and

      -     inability to obtain the requisite permits or approvals.

The Midnight Express is now currently scheduled to be placed into service in the second half of 2004, following sea trials. However, this in-service date cannot be guaranteed due to the above listed risks inherent with the conversion of a vessel. Further significant delays in the completion of the conversion of the Midnight Express could have a material adverse effect on demand for this vessel and our future revenues and cash flows. We are financing the conversion of this vessel through a credit line provided by Regions Bank and EDC, which has been amended to cover the above mentioned cost overruns. If we incur further significant cost overruns related to the conversion of the Midnight Express, we will have to obtain additional financing or use our available capital resources to complete the construction of this vessel. There can be no assurance that we will have adequate capital resources or will be able to obtain additional financing to complete the conversion of the Midnight Express if we incur further cost overruns.

WE DO NOT HAVE A CONTRACT YET FOR THE DEPLOYMENT OF THE MIDNIGHT EXPRESS AND IF WE DO NOT OBTAIN A CONTRACT, THIS VESSEL WILL NOT GENERATE REVENUES FOLLOWING COMPLETION OF CONSTRUCTION.

Upon completion of the conversion of the Midnight Express, amounts outstanding under the credit line used to finance the conversion will be converted into fixed-term loans. We have not as yet been awarded a contract for this vessel. Our ability to obtain a contract for the Midnight Express and the terms of the contract will be dependent upon market conditions at the time this vessel is available for contract. We may not be able to obtain a contract for the Midnight Express and future contract terms may not be similar to those for comparable vessels until the Midnight Express has successfully performed in an operating capacity. If we are not able to obtain a contract for the Midnight Express, or if the terms are not similar to those for comparable vessels, we may not be able to meet our obligations under the term loans for the conversion of the Midnight Express, our financial condition and results of operations may be adversely affected and we may have to raise additional capital or refinance the term loans and our other indebtedness.

WE HAVE COVENANTS WITHIN OUR DEBT INSTRUMENTS THAT MAY LIMIT OUR OPERATING AND FINANCIAL OPPORTUNITIES.

Under the terms of our bank facility with Regions Bank, the financing facility for the conversion of the Midnight Express, and our term loan with GE Commercial, as of December 31, 2003 we must maintain a tangible net worth of at least $60.0 million, a minimum debt service coverage ratio of at least 1.20 to 1, a consolidated leverage ratio of no more than 2.00 to 1 and a consolidated current ratio of at least 1.00 to 1 (1.10 to 1 as of March 31, 2004 and 1.30 to 1 beginning as of June 30, 2004). In addition, we are not allowed to incur further debt in excess of $8.0 million without consent from Regions Bank. Under our term loan with GE Capital, beginning March 31, 2005, we must maintain a minimum EBITDA of $18.5 million, a minimum fixed charge ratio of 1.05 to 1, and a maximum leverage ratio of 5.25 to 1 for the financial quarters ended in the period from October 1, 2004 through September 30, 2005. The maximum leverage ratios decline by 0.50 to 1 for each of the following four years on an annual basis before reaching 3.25 to 1 which applies for the financial quarters ended from October 1, 2008 and thereafter.

As of December 31, 2003, we were not in compliance with the consolidated current ratio covenant and debt service coverage ratio of the bank facility with Regions Bank, the financing facility for the conversion of the Midnight Express, or the GE Commercial term loan facility. We received waivers from all three lenders subsequent to December 31, 2003 for the non-compliance and amended the consolidated current ratio covenant in these facilities to 0.70 to 1 for the four quarters in 2004. For the quarter ended March 31, 2005 the consolidated current ratio returns to 1.00 to 1. However, the debt service coverage ratio will remain 1.20 to 1 going forward.

Furthermore, the terms of our bank facility, financing facility, GE Commercial term loan and GE Capital term loan may limit our ability to obtain future financing, continue our expansion into the deepwater market and otherwise conduct necessary corporate activities.

Our ability to meet the financial ratios and covenants depicted above can be affected by events beyond our control and we may therefore not be able to satisfy these requirements. If we fail to do so and we are unable to obtain a waiver, our lenders will have various rights, including the ability to accelerate the debt so that it is payable immediately and to exercise their rights under the security provided to them by us. Any such acceleration would have a material adverse effect on our financial condition.

OUR WORKING CAPITAL DEFICIT MAY ADVERSELY AFFECT OUR ABILITY TO FURTHER IMPLEMENT OUR GROWTH STRATEGY AND EXPAND OUR PRESENCE IN THE DEEPWATER MARKET.

As of December 31, 2003 we had a working capital deficit of approximately $55.0 million. We believe that our cash flow from operations and our bank facility with Regions Bank will not be sufficient to meet our existing liquidity needs for our operations through December 2004, at which time the cash flows from the Midnight Express will be necessary to satisfy the debt service requirements of the two term loans utilized for the conversion of the Midnight Express. Raising additional capital during 2004 is a requirement for us to continue to conduct our operations and meet our debt obligations. We may not be able to raise additional capital on favorable terms, or at all. If we do not have sufficient capital resources, or are unable to raise additional capital, our business and the implementation of our growth strategy may be adversely affected.

A SUBSTANTIAL OR EXTENDED DECLINE IN EXPENDITURES BY THE OIL OR NATURAL GAS INDUSTRY, WHICH MAY OCCUR DUE TO A DECLINE OR VOLATILITY IN OIL AND NATURAL GAS PRICES OR LACK OF OFFSHORE DISCOVERY OPPORTUNITIES, WOULD REDUCE OUR REVENUES.

Demand for our services is greatly influenced by the level of activity in the offshore oil and natural gas exploration, development and production markets worldwide. The level of activity of our customers, which include major oil and natural gas companies and independent oil and natural gas operators, are primarily influenced by prices and demand for oil and natural gas, and market expectations of potential changes in demand and prices. Prices for oil and natural gas historically have been extremely volatile and have reacted to changes in the supply of and demand for oil and natural gas, domestic and worldwide economic conditions and political instability in oil producing countries. Additional factors may affect oil and natural gas prices and, accordingly, the level of demand for our services, including:

      - the ability of the Organization of Petroleum Exporting Countries, or OPEC, to set and maintain production levels and pricing;

      -     the level of production by non-OPEC countries;

      - laws and governmental regulations that restrict exploration and development of oil and natural gas in various jurisdictions; and

      -     advances in exploration and development technology.

Because of the volatility of oil and natural gas prices, demand for our services may vary significantly. Furthermore, while oil and natural gas prices strongly influence drilling activity, demand for our services is also influenced by our customer's ability to successfully complete commercially viable oil and natural gas wells. An extended decline in the number of successful new wells in the markets where we operate could result in lower capital expenditures by the oil and natural gas industry in these areas, thereby reducing our revenues. We are unable to predict how successful the drilling programs will be in the markets in which we operate.

The level of offshore drilling and exploration activity has varied substantially in recent years, resulting in significant fluctuations in demand for our services. Significant downturns in the oil and natural gas industry in the past have adversely impacted our financial performance resulting in operating losses. A significant or prolonged reduction in oil or natural gas prices in the future would likely further depress offshore drilling and development activity. If depressed levels of activity continue for a prolonged period, or if it decreases further, demand for our services may be reduced, which would have a material adverse effect on our financial condition and results of operations.

OUR PLANS TO EXPAND OUR SERVICES INTO THE DEEPWATER MAY NOT BE SUCCESSFUL.

An important part of our growth strategy is our ability to expand our current services into water depths up to 10,000 feet. We are, and will continue, devoting and investing significant resources to this strategy, which includes the successful completion of the conversion of the Midnight Express. Specifically, we recently expanded our deepwater capabilities by upgrading an existing vessel (the Midnight Eagle), purchasing and converting a deepwater pipelay and subsea construction vessel (the Midnight Wrangler), and entering a charter for a deepwater-capable diving support vessel (the Midnight Hunter). We have also purchased and are converting a vessel to be a specially designed and equipped deepwater offshore construction vessel (the Midnight Express). Additionally, we formed an employee team of deepwater specialists in our Houston, Texas office. Nevertheless, we may not be successful in obtaining or executing contracts to provide deepwater services. Furthermore, our plans to expand our services into the deepwater market will be dependent upon our ability to obtain the necessary capital to further implement our strategy. If we are unable to obtain the necessary capital, the expansion of our services into the deepwater market may be discontinued or significantly delayed or reduced in scope.

WE MAY HAVE DIFFICULTY UPGRADING OUR EXISTING VESSELS AND ACQUIRING OR CONSTRUCTING NEW VESSELS ON ACCEPTABLE TERMS, WHICH COULD ADVERSELY AFFECT OUR STRATEGY TO GROW AND EXPAND OUR DEEPWATER SERVICES.

Upgrading our existing vessels and acquiring or constructing new vessels are key elements of our growth strategy. We may pursue the acquisition of other vessels for modification or the acquisition of other companies with operations related to, or complementary with, our current operations and our growth strategy; we may not be able to achieve these goals on financial or other terms acceptable to us. Additionally, we may not be able to obtain financing for the acquisitions, upgrades or vessel conversions on acceptable terms. A significant or prolonged reduction in oil or natural gas prices in the future would depress offshore drilling and development activity and adversely affect our ability to obtain financing for acquisitions, upgrades or vessel conversions. Any inability on our part to purchase additional marine equipment or other complementary acquisitions as well as to perform upgrades or vessel conversions on acceptable financial or other terms could have a material adverse effect on our strategy to grow and expand our deepwater services.

THE SEASONAL NATURE OF THE OFFSHORE CONSTRUCTION INDUSTRY MAY CAUSE OUR QUARTERLY RESULTS TO FLUCTUATE.

The offshore construction industry in the Gulf of Mexico is seasonal as a result of weather conditions. Typically, the greatest demand for offshore construction services is during the period from May through September. Because of the seasonal nature of the business, our quarterly results may fluctuate. The timing of capital expenditures by our customers may also cause our results to fluctuate. In addition, the results of any particular quarter are not necessarily indicative of annual results, future quarters or continuing trends.

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

WE DEPEND ON SEVERAL SIGNIFICANT CUSTOMERS, AND A LOSS OF ONE OR MORE SIGNIFICANT CUSTOMERS COULD ADVERSELY AFFECT OUR OPERATING RESULTS.

Our customers consist primarily of major oil and natural gas companies and independent oil and natural gas operators. In recent years, single customers have accounted for 10% or more of our revenues. In 2003, our two largest customers accounted for 19.1% and 10.7%, respectively, of our revenues. The loss of any one of our largest customers or a sustained decrease in demand by our customers could result in a substantial loss of revenues and could have a material adverse effect on our operating performance.

THE LOSS OF ANY MEMBER OF OUR SENIOR MANAGEMENT COULD ADVERSELY AFFECT OUR RESULTS OF OPERATIONS.

Our success depends heavily on the continued services of our senior management. Our senior management consists of a small number of individuals relative to other comparable or larger companies. These individuals are Lyle G. Stockstill, our Chief Executive Officer; Lana J. Hingle Stockstill, our Chief Administrative Officer; Robert E. Fulton, our Chief Financial Officer; Willie Bergeron, our Chief Operating Officer; Thomas P. Budde, our Senior Vice President - Administration; and Patrice Chemin, our Vice President - International Business Development. If we lost or suffered an extended interruption in the services of one or more of our senior officers, our results of operations could be adversely affected. Moreover, we may not be able to attract and retain qualified personnel to succeed members of our senior management.

WE MAY BE UNABLE TO COMPETE SUCCESSFULLY WITH OTHER COMPANIES IN OUR INDUSTRY.

The industry in which we operate is highly competitive. Several of our competitors are substantially larger than we are and have greater financial and other resources. Price is the primary factor in determining which contractor is awarded the contract, although customers also consider the availability and capabilities of equipment and the reputation and experience of the contractor. Competitors with greater financial resources may be willing to sustain losses on projects to prevent further market entry by competitors, to cover the fixed costs of their fleets or to avoid the expense of temporarily idling vessels. Marine construction vessels have few alternative uses and relatively high fixed costs, whether or not they are in operation. As we increase the portion of our operations conducted in deepwater, we will encounter additional competitors, many of which have more vessels and greater experience in deepwater operations. As larger companies relocate vessels to the Gulf of Mexico, levels of competition may increase and our ability to obtain deepwater projects in the Gulf of Mexico could be adversely affected. This could also transpire in international waters as well when we attempt to expand our global presence.

OFFSHORE CONSTRUCTION IS SUBJECT TO VARIOUS OPERATING RISKS, AND WE MAY LACK ADEQUATE INSURANCE TO COVER THESE OPERATING RISKS.

Offshore construction involves a high degree of operational risk. Hazards, such as vessels capsizing, sinking, grounding, colliding and sustaining damage from severe weather conditions, are inherent in marine operations. In addition, vessels engaged in pipeline operations can disrupt existing pipelines. These hazards can cause personal injury or loss of life, severe damage to and destruction of property and equipment, pollution or environmental damage and the suspension of production operations. The failure of offshore pipelines and structural components during and after installation can also result in similar injuries and damages. Our insurance may not be sufficient or effective to protect us from these operating risks. A successful claim for damages resulting from a hazard for which we are not fully insured could have a material adverse effect upon us. Moreover, we may not be able to maintain adequate insurance in the future at rates that we consider reasonable.

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

IF WE ARE UNABLE TO ATTRACT AND RETAIN SKILLED WORKERS OUR BUSINESS WILL BE ADVERSELY AFFECTED.

Our ability to remain productive and profitable depends substantially upon our ability to continue to retain and attract project managers, project engineers and skilled construction workers such as divers, welders, pipefitters, DP-2 operators and other equipment operators. Our ability to expand our operations is impacted by our ability to increase our labor force. The demand for skilled workers is currently high and the supply is limited. A significant increase in the wages paid or benefits offered by competing employers could result in a reduction in our skilled labor force, increases in our employee costs, or both. If either of these events occur, our capacity and profitability could be diminished and our growth potential could be impaired. Furthermore, as a result of the terrorist attacks on September 11, 2001, it has become increasingly difficult to obtain and retain visas for foreign employees. Any additional controls could increase our costs and may affect our ability to hire foreign employees. We have had employees called to service in the Iraqi war. Troop deployment has also diminished the availability of marine personnel.

A TERRORIST ATTACK OR THE CONTINUING CONFLICT IN IRAQ COULD HAVE A MATERIAL ADVERSE EFFECT ON OUR BUSINESS.

The September 11, 2001 terrorist attacks in the United States were unprecedented events that created many economic and political uncertainties. The long-term effects of those attacks on our business are unknown. The potential for future terrorist attacks, the national and international response to terrorist attacks, and other acts of war or hostility have created many additional economic and political uncertainties, which could adversely affect our business for the short or long-term in ways that cannot presently be predicted. Furthermore, the possibility for further political instability in the Middle East may delay our entry into international markets.

THE OWNERSHIP OF OUR COMMON STOCK BY OUR PRINCIPAL STOCKHOLDERS WILL LIMIT THE INFLUENCE OF PUBLIC STOCKHOLDERS.

Mr. and Mrs. Stockstill and their family trusts beneficially owned at December 31, 2003 approximately 59.4% of our outstanding shares of common stock. Accordingly, these stockholders have the ability to control the election of our directors and the outcome of all other matters submitted to a vote of our stockholders.

ARTHUR ANDERSEN LLP, OUR FORMER AUDITORS, AUDITED CERTAIN FINANCIAL INFORMATION INCLUDED IN THIS FORM 10-K. IN THE EVENT SUCH FINANCIAL INFORMATION IS LATER DETERMINED TO CONTAIN FALSE OR MISLEADING STATEMENTS, YOU MAY BE UNABLE TO RECOVER DAMAGES FROM ARTHUR ANDERSEN LLP.

Arthur Andersen LLP completed its audit of our financial statements for the year ended December 31, 2001, and issued its report with respect to such financial statements on January 25, 2002 (except with respect to Note 16, as to which the date was March 1, 2002). In June 2002, our Board of Directors, at the recommendation of our Audit Committee, approved the appointment of Ernst & Young LLP as our independent public accountants to audit our financial statements for fiscal year 2002. Ernst & Young LLP replaced Arthur Andersen LLP, which had served as our independent auditors since 1997. Arthur Andersen LLP audited the financial statements that we include in the Form 10-K as of December 31, 2001 and for each of the years in the two-year period ended December 31, 2001, as set forth in their report herein.

In June 2002, Arthur Andersen LLP was convicted of obstructing justice, which is a felony offense. The Securities and Exchange Commission (the "SEC") prohibits firms convicted of a felony from auditing public companies. Arthur Andersen LLP is thus unable to consent to the incorporation of its opinion with respect to this Form 10-K. Under these circumstances, Rule 437a under the Securities Act permits us to file this Form 10-K, which is incorporated by reference into a registration statement we have on file with the SEC, without a written consent from Arthur Andersen LLP. The Securities Act of 1933 (the "Securities Act"), provides that if part of a registration statement at the time it becomes effective contains an untrue statement of material fact, or omits a material fact required to be stated therein or necessary to make the statements therein not misleading, any person acquiring a security pursuant to such registration statement (unless it is proved that at the time of such acquisition such person knew of such untruth or omission) may assert a claim against, among others, an accountant who has consented to be named as having certified any part of the registration statement or as having prepared any report for use in connection with the registration statement. As a result, with respect to transactions in our securities pursuant to our registration statements that occur after this Form 10-K is filed with the SEC, Arthur Andersen LLP will not have any liability under the Securities Act for any untrue statements of a material fact contained in the financial statements audited by Arthur Andersen LLP or any omissions of a material fact required to be stated therein. Accordingly, you would be unable to assert a claim against Arthur Andersen LLP under the Securities Act.

RESULTS OF OPERATIONS

COMPARISON OF THE YEAR ENDED DECEMBER 31, 2003 TO THE YEAR ENDED DECEMBER 31,
2002

The following table highlights revenue days (days of utilization), revenue and gross profit for the years ended December 31, 2003 and December 31, 2002.

(dollars in thousands, except per revenue day)
                                                        YEAR ENDED DECEMBER 31,
                                                       -------------------------
                                                        2003              2002
                                                       -------           -------
Revenue Days                                             2,152             2,125
Revenue                                                $65,557           $67,990
Gross Profit                                           $ 6,387           $14,649
Average per Revenue Day:
     Revenue                                           $30,463           $31,995
     Gross Profit                                      $ 2,968           $ 6,894

Revenues. Revenues were $65.6 million for the year ended December 31, 2003 compared to $68.0 million for the year ended December 31, 2002, a decrease of 3.6%. This decrease was a result of the overall decline in the average pricing realization levels (revenues divided by revenue days) in 2003 as compared to 2002. The number of revenues days worked by the fleet actually increased from 2,125 revenue days in 2002 to 2,152 revenue days in 2003, but the 1.3% increase in revenue days worked was not sufficient to overcome the decline in the price structure of the industry. The average price realized in 2003 was $30,463 per revenue day as compared to $31,995 per revenue day in 2002, a decrease of 4.8%. Our fleet maintained a utilization rate of 65.0% in 2003 as compared to 66.8% in 2002. The Midnight Wrangler added 82 revenue days during the year. In addition, the Midnight Eagle and the Midnight Rider had increases in the number of revenue days in 2003 as compared to 2002 but these increases were partially offset by a decline in the number of revenue days from the Midnight Star in 2003 as compared to 2002. The Midnight Eagle worked 269 revenue days in 2003 as compared to 203 revenue days in 2002 and the Midnight Rider worked 355 revenue days in 2003 as compared to 303 revenue days in 2002. However, the Midnight Star worked only 172 revenue days in 2003 as compared to 258 revenue days in 2002.

Gross Profit. Gross profit (defined as revenues less cost of sales) was $6.4 million (9.7% of revenues) for the year ended December 31, 2003, compared to $14.6 million (21.5% of revenues) for the year ended December 31, 2002, a decrease of 56.4%. Cost of sales consists of job related costs such as vessel wages, insurance and repairs and maintenance. The major contributing factors to the decrease in the overall gross profit as a percentage of revenue was the inclusion of $2.1 million of costs related to the termination of the Midnight Hunter charter and the decline in average pricing realizations as discussed above. In addition, we incurred increased costs in 2003 as compared with 2002 for catering, fuel costs, subcontract costs, tugboats, diving consumables and repairs and maintenance. Furthermore, included in cost of sales in 2003 is $0.5 million related to costs to establish and commence bidding operations in Mexico.

Depreciation and Amortization. Depreciation and amortization expense was $9.4 million for the year ended December 31, 2003, compared to $7.5 million for the year ended December 31, 2002, an increase of 24.2%. The major portion of the increase relates to the $1.6 million impairment charge for the Midnight Carrier. In addition, contributing to the increase was the inclusion of depreciation on the Midnight Wrangler in 2003 as the vessel entered our active fleet in the second half of the year. These increases in depreciation expense in 2003 were offset by declines in amortization expense in 2003 as compared to 2002 of the Midnight Dancer, Midnight Runner and Midnight Carrier.

General and Administrative Expenses. General and administrative expenses were $6.5 million (10.0% of revenues) for the year ended December 31, 2003 compared to $4.8 million (7.0% of revenues) for the year ended December 31, 2002, an increase of 37.1%. The increase in 2003 as compared to 2002 was primarily attributable to the increase in legal costs ($1.5 million in 2003 versus $0.2 million in 2002), as the costs for the Midnight Hunter arbitration, the Stolt Offshore, Inc. litigation and the Newfield claim were $1.1 million. In addition, in 2003 as compared to 2002, there was an increase in wages and consulting fees, offset by decreases in investor relation costs and taxes and licenses.

Other Operating Expense. Other operating expense was $3.5 million for the year ended December 31, 2003, compared to $2.0 million of other operating expense for the year ended December 31, 2002, an increase of 78.9%. The other operating expense in 2003 relates primarily to the $1.3 million write off of the Newfield claim receivable and $2.2 million of other provisions relating to our allowance for doubtful accounts. The other operating expense in 2002 relates primarily to charges resulting from the write off of certain costs due to the termination of the Midnight Hunter charter agreement and the write off of certain financing costs related to the Midnight Express. In addition, the other operating expense includes a $0.9 million charge relating to an increase in our allowance for doubtful accounts.

Interest Income, Net. Net interest income was $1,000 for the year ended December 31, 2003, compared to net interest income of $0.2 million for the year ended December 31, 2002. We capitalized all of our 2003 and 2002 interest costs totaling $1.7 million and $0.1 million, respectively, in relation to the construction of the Midnight Express.

Gain on Early Retirement of Debt. We recorded a $0.9 million gain on the early retirement of debt in December 2003 related to the extinguishment of the Midnight Wrangler debt with Global Marine Shipping Limited (see Note 7 to the financial statements).

Income Taxes. For the year ended December 31, 2003, we recorded a $2.9 million income tax benefit at a 24% effective tax rate. This benefit is net of the deferred tax asset valuation allowance of $1.3 million we recorded in 2003 to reduce deferred tax benefits in order to limit the portion of the tax benefits associated with our operating losses due to the uncertainty of future taxable income. We recorded a $0.2 million income tax provision at a 35% effective tax rate for the year ended December 31, 2002.

Net Income (Loss) Attributable to Common Stockholders. Net loss to common stockholders for the year ended December 31, 2003 was $9.2 million, compared with a net income of $0.4 million in 2002.

COMPARISON OF THE YEAR ENDED DECEMBER 31, 2002 TO THE YEAR ENDED DECEMBER 31,
2001

The following table highlights revenue days (days of utilization), revenue and gross profit for the years ended December 31, 2002 and December 31, 2001.

(dollars in thousands, except per revenue day)
                                                        YEAR ENDED DECEMBER 31,
                                                       -------------------------
                                                        2002              2001
                                                       -------           -------
Revenue Days                                             2,125             1,979
Revenue                                                $67,990           $59,052
Gross Profit                                           $14,649           $15,862
Average per Revenue Day:
     Revenue                                           $31,995           $29,839
     Gross Profit                                      $ 6,894           $ 8,015

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

Other Operating Expense. Other operating expense was $2.0 million for the year ended December 31, 2002, compared to $1.0 million of other operating expense for the year ended December 31, 2001, an increase of 106.9%. The other operating expense in 2002 relates primarily to charges resulting from the write off of certain costs due to the termination of the Midnight Hunter charter agreement and the write off of certain financing costs related to the Midnight Express. In addition, the other operating expense includes a $0.9 million charge relating to an increase in our allowance for doubtful accounts. The other operating expense in 2001 relates to the charge resulting from the write off of certain costs related to the Midnight Warrior project.

Interest Income (Expense), Net. Net interest income was $0.2 million for the year ended December 31, 2002, compared to net interest expense of $1.2 million for the year ended December 31, 2001. We capitalized all of our 2002 interest costs totaling $0.1 million, in relation to the construction of the Midnight Express. The interest expense in 2001 was incurred before we retired all outstanding debt in June 2001 with the proceeds of our initial public offering. In addition, the interest income on the remaining proceeds of our initial public offering totaled $0.5 million.

Loss on Early Retirement of Debt. In June 2001, we completed our initial public offering resulting in the retirement of all outstanding debt balances. In connection with this extinguishment of debt, we recognized a $0.8 million charge on the early retirement of debt (see Note 7 to the financial statements).

Income Taxes. For the year ended December 31, 2002, we recorded a $0.2 million income tax provision at a 35% effective tax rate. In connection with our initial public offering in June 2001, we became subject to corporate level taxation. As such, we recorded a one-time $2.6 million tax charge based upon the cumulative book and tax basis differences at that time. Additionally, we recorded a $0.6 million income tax provision, at a 35% effective rate, on pretax earnings subsequent to our initial public offering in 2001. If we had been subject to payment of income taxes for the entire period, we would have recorded an additional charge of $0.3 million for the year ended December 31, 2001.

Net Income (Loss) Attributable to Common Stockholders. Net income to common stockholders for the year ended December 31, 2002 was $0.4 million, compared with a net loss of $0.7 million in 2001, including a $0.2 million charge for preferred dividends in 2001.

LIQUIDITY AND CAPITAL RESOURCES

LIQUIDITY NEEDS AND OUR FINANCIAL PLAN

We expect to need a significant amount of capital to finance our operations and meet our debt service obligations. We are taking steps to address our capital requirements for financial liquidity and have developed a financial plan that we believe will provide us with sufficient financial resources to continue to conduct our operations. Please refer to "Item 1. Business - General, Requirements of Additional Capital and Business Plan," "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Executive Summary" and Note 14 to the Financial Statements located in Item 8 of this Form 10-K for more details on our plan. However, no assurances can be given that we will successfully accomplish the objectives of our plan. After considering our working capital deficiency, debt maturities and other obligations surrounding the conversion of the Midnight Express, our independent auditors advised us that they concluded that such matters raise substantial doubt regarding our ability to continue as a going concern. See "Report of Independent Public Accountants" included within Item 8 of this Form 10-K.

As part of our financial plan, we have executed an amendment with Regions Bank and EDC for a $19.0 million increase to our existing credit facility (the "Finance Facility") to complete the conversion of the Midnight Express. In addition, these lenders have agreed to extend the time frame of the construction period of the Finance Facility from June 30, 2004 to October 31, 2004, at which point the construction period financing will convert to term status. Regions Bank and EDC have also amended certain covenant obligations that we must meet as discussed below. We have also executed amendments with GE Commercial and GE Capital relating to our Midnight Eagle and Midnight Wrangler term loans, respectively.

We have also come to a settlement with Davie Maritime, Inc., the shipyard that is completing the conversion of the Midnight Express in Quebec, Canada, through an increase in the contract price of $8.3 million. Since the initial contract signing, the contract price has increased from $37.1 million to $51.9 million, of which $6.5 million has resulted from approved change orders and $8.3 million from an agreed increase in contract price. This settlement covers all of the claims made by Davie Maritime, Inc. against us. The settlement is to be paid from March 1, 2004 through the delivery date from the additional $19.0 million from the Finance Facility. The agreement also calls for a revised delivery date of May 21, 2004. Should Davie Maritime, Inc. not deliver the vessel on May 21, 2004, or a later date which could arise due to permissible delays, Davie Maritime, Inc. will incur liquidated damages following a seven-day grace period based on the number of days delinquent in delivery of the vessel. After the Midnight Express leaves the Davie Maritime, Inc. shipyard, we expect that an additional 90 days of modifications will be required before the vessel is ready to enter our active fleet. During this time period, our patented pipelay system and 500-ton crane will be installed onboard the vessel before it enters a period of sea trials. We expect the vessel to enter the active fleet in the third quarter of 2004.

We have entered into discussions with various customers to utilize the Midnight Express in both U.S. and foreign waters under both standard pipeline project work and on multi-year charter arrangements. There is no guarantee that such contracts or charters will be awarded to us.

Also as part of our business plan, we have settled with Stolt Offshore, Inc. (Stolt) in the amount of $6.2 million for recovery of work we completed for Stolt in relation to the Boston Hubline project in the first half of 2003. We collected these funds in March 2004 and have used them for general operating purposes and to help meet our debt obligations.

In connection with our efforts to raise funds, we are also considering the sale of certain of our vessels. We have had preliminary discussions with various parties, however, there can be no guarantee that we will reach an agreement and complete a transaction during 2004. We are also seeking other means of raising funds, including the equity market. Our ability to raise additional capital will depend upon the status of capital markets and industry conditions. Our Finance Facility specifies we must raise approximately $10.0 million by June 30, 2005 and requires that the first $10.0 million of proceeds associated with such an offering be used to reduce amounts outstanding under the Finance Facility.

CURRENT LIQUIDITY AND CAPITAL RESOURCES

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

The net cash provided by or used in our operating, investing and financing activities is summarized below:

(in thousands)                                  Twelve Months Ended December 31,
                                              ------------------------------------
                                                2003          2002          2001
                                              --------      --------      --------
Cash flows provided by (used in):
     Operating activities                     $ 10,594      $ (2,279)     $  2,419
     Investing activities                      (72,753)      (24,229)      (13,741)
     Financing activities                       61,873         2,342        34,929
                                              _________     _________    _________
Net decrease in cash and cash equivalents     $   (286)     $(24,166)     $ 23,607
                                              =========     =========    =========

Our cash flow from operating activities is affected by a number of factors, including our net results, depreciation and amortization, and changes in our working capital. In the year ended December 31, 2003, our operating activities provided net cash of $10.6 million as compared to a usage of cash of $2.3 million in the year ended December 31, 2002 and $2.4 million of cash provided in the year ended December 31, 2001.

Cash flow used in investing activities in the year ended December 31, 2003 was related to the purchase of equipment, primarily related to our entrance into the deepwater market. Cash expenditures totaled $72.8 million for the year ended December 31, 2003 compared to $24.2 million for the year ended December 31, 2002, an increase of 200.3%. The cash expenditures in 2003 do not include the $9.7 million expended for the purchase of the Midnight Wrangler, as this amount was fully financed (see discussion below). The $13.7 million of cash flows in 2001 is related to equipment purchases as well.

Cash flow provided by financing activities was $61.9 million in the year ended December 31, 2003 and related primarily to the borrowings under our various credit agreements, primarily the construction finance facility. Cash flow provided by financing activities for the year ended December 31, 2002 was $2.3 million and consisted primarily of $4.3 million of net proceeds against our receivable line of credit offset by $2.0 million of treasury stock purchases. The $34.9 million of cash flows provided by financing activities in 2001 resulted from the proceeds of the Public Offering, net of the retirement of all outstanding debt and $2.2 million of treasury stock purchases.

We had negative working capital (current assets less current liabilities) of $55.0 million at December 31, 2003. This is primarily the result of the inclusion in current liabilities of $45.6 million of borrowings to finance the Midnight

Express. As this debt is associated with the conversion work on the Midnight Express, it is classified as current as of December 31, 2003. However, once the conversion of the Midnight Express is completed and the vessel meets certain requirements as specified by the finance agreement, the amounts borrowed to finance the conversion of the Midnight Express are expected to convert to term loan status and be classified accordingly.

The significant changes in our financial position from December 31, 2002 to December 31, 2003 are the increase in debt, the increase in property and equipment, and the increase in the accounts payable balance. Total debt has increased to $76.3 million as of December 31, 2003 and consists primarily of the borrowings to finance the conversion of the Midnight Express, the GE Capital Midnight Wrangler term loan, the GE Commercial Midnight Eagle term loan, and the receivable line of credit, which are discussed below. Property and equipment has increased by $75.7 million due to the capital expenditures related to the expansion of our deepwater fleet and our accounts payable balance has increased by $7.5 million.

Historically, our capital requirements have been primarily for the acquisition and improvement of our vessels and related equipment. We expect that as we continue our entrance into the deepwater market our capital requirements will continue to be primarily for the conversion and improvement of our vessels. Capital expenditures totaled $82.5 million for the year ended December 31, 2003, compared to $24.2 million for the year ended December 31, 2002. Capital expenditures in 2003 primarily relate to the deepwater expansion of our fleet. We currently estimate capital expenditures for 2004 to be approximately $37.3 million, primarily representing the conversion of, and the equipment associated with, the Midnight Express. We expect to fund these capital requirements by utilizing our bank and debt facilities in addition to cash flow from operations. Included in this estimate are approximately $4.6 million for routine capital and drydock inspections of our vessels to be incurred during 2004.

AVAILABLE CREDIT FACILITIES AND DEBT

Regions Bank Facility. In July 2002, we entered into a $35.0 million bank facility (the "Bank Facility") with Regions Bank, consisting of a $25.0 million asset-based five-year revolving credit facility and a $10.0 million accounts receivable-based working capital facility. Our ability to use the asset-based five-year revolving credit facility was suspended in connection with our financing of the conversion of the Midnight Express and later terminated in April 2004 as part of the $19.0 million increase to the construction finance facility as mentioned above and discussed below. We continue to have available to us the accounts receivable-based working capital facility from Regions Bank. In December 2003, the accounts receivable-based working capital facility was increased to a limit of $15.0 million. Amounts outstanding under the accounts receivable-based working capital facility may not exceed 85% of eligible trade accounts receivable. We had $7.2 million outstanding under the $15.0 million accounts receivable-based working capital facility as of December 31, 2003. In addition, we issued a $1.5 million standby letter of credit as security for the charter payments due under the charter agreement for the Midnight Hunter against the accounts receivable-based working capital facility. In July 2003, this letter of credit was drawn by Cable Shipping, Inc., the owners of the Midnight Hunter. We have recorded the $1.5 million as a liability on our balance sheet as of December 31, 2003 as part of the receivable line of credit. We had available borrowing capacity of up to an additional $4.0 million under the $15.0 million accounts receivable-based working capital facility based upon eligible receivables at December 31, 2003. The $15.0 million accounts receivable-based working capital facility matures on July 1, 2004 and is renewable on an annual basis.

Midnight Express $79.0 Million Finance Facility. In April 2003, we finalized a credit line that matures on June 30, 2004 to finance the conversion of the Midnight Express (the "Finance Facility"). Amounts outstanding under the credit line will convert into a three-year term loan facility upon completion of the conversion of the Midnight Express. The Finance Facility commitment is equally provided by Regions Bank and Export Development Canada (EDC) ($30.0 million participation by each). As part of the terms and conditions of the Finance Facility, Regions Bank suspended the $25.0 million asset-based five-year revolving credit facility discussed above. In addition, the $2.7 million standby letter of credit as security for payments related to a crane to be constructed as part of the Midnight Express conversion was transferred from the Bank Facility to the Finance Facility. The $2.7 million standby letter of credit was drawn upon during the third quarter of 2003 and became part of our drawdowns under the Finance Facility.

In April 2004, we increased the credit line from Regions Bank and EDC by $19.0 million to $79.0 million ($39.5 million participation by each) and amended the maturity to October 31, 2004. The amounts outstanding under the credit line will convert into two separate loans at the earlier of the facility's maturity date or completion of the conversion of the Midnight Express. The first loan represents the original facility of $60.0 million borrowing and will convert to a three-year term loan facility. The second loan is for the additional $19.0 million and will convert to a twenty-month term loan facility maturing on June 30, 2006. In addition, as part of the increase to the credit facility, the $25.0 million asset-based five-year revolving credit facility was cancelled as discussed above. Regions Bank and EDC also have the right to the first $10.0 million of any equity offering, to the proceeds from the sale of any of the mortgaged vessels (see discussion below), and to the interest rate buy-down expected from Industry Canada upon conversion of the credit line to term status later in 2004.

The interest rate for the $60.0 million portion of the construction financing is at a floating rate equal to LIBOR plus a spread of 3.25% to 3.50% based upon our consolidated leverage ratio (4.38% at December 31, 2003). The interest rate for the $19.0 million portion of the construction financing is LIBOR plus 4.00%. In addition, a 1% origination fee ($190,000) was charged by Regions Bank and EDC for the addition to the credit line and the interest rate on the original $60.0 million financing increased to LIBOR plus 4.00%. We are providing collateral in the form of the Midnight Express as well as a first preferred ship mortgage on the Midnight Fox, Midnight Star, Midnight Dancer, Midnight Carrier, Midnight Brave and Midnight Rider. We have to adhere to various conditions including maintaining tangible net worth of at least $60.0 million, a minimum debt service coverage ratio of at least 1.20 to 1, a consolidated leverage ratio of no more than 2.00 to 1 and a consolidated current ratio (defined below) of 1.30 to 1 (see below for details of amendments). We are not allowed to incur additional debt over $8.0 million without consent from Regions Bank. As of December 31, 2003, we had $45.6 million outstanding under the $60.0 million Finance Facility, leaving us a borrowing capacity of $14.4 million under the Finance Facility. The additional $19.0 million was not available until April 2004, and the funding of the additional $19.0 million is subject to, among other things, (1) the completion of certain customary documentation submission requirements, (2) that no events of default shall have occurred or be continuing, and (3) no material adverse change in our properties, assets, liabilities, business, operations, prospects, income or condition (financial or otherwise) shall have occurred since the effective date (April 8, 2004) and be continuing.

Upon achievement of certain construction completion milestones, but no later than October 31, 2004, the $79.0 million Finance Facility will convert to term status. The $60.0 million term loan facility would then have a three-year term with a 10-year amortization payment schedule consisting of semi-annual payments with a balloon payment at the end of the three-year term. The interest rate for this facility is 3.25% over LIBOR. The $19.0 million term loan facility would then have a twenty-month term with a $6.0 million principal payment due on June 30, 2005, a $6.0 million principal payment due on December 30, 2005 and the remaining $7.0 million principal payment due on June 30, 2006. Interest would be payable on a monthly basis based on a rate of LIBOR plus 4.00%. Regions Bank and EDC will require us to maintain the same collateral and covenants as included in the construction financing depicted above.

As of December 31, 2003, we were not in compliance with the amended consolidated current ratio covenant of 1.00 to 1 or the debt service coverage ratio of 1.20 to 1, as stipulated by the Bank Facility, the Finance Facility and the GE Commercial term loan (see discussion below). The amended consolidated current ratio is calculated by adding the GE Commercial term loan security deposit of $1.25 million to current assets and excluding from current liabilities the current portion of the Finance Facility. For the quarter ended June 30, 2003, we received covenant waivers from Regions Bank, EDC and GE Commercial for the non-compliance at that time. In addition, we amended the consolidated current ratio financial covenant so that we would have to meet a consolidated current ratio of 1.00 to 1 for the quarters ending September 30, 2003 and December 31, 2003. The consolidated current ratio requirement would return to 1.30 to 1 in the first quarter of 2004. However, we did not meet the amended consolidated current ratio covenant as of September 30, 2003 and received covenant waivers from Regions Bank, EDC and GE Commercial for the non-compliance. In addition, we amended the consolidated current ratio financial covenant again so that we would have to meet a consolidated current ratio of 1.00 to 1 as of December 31, 2003 and 1.10 to 1 as of March 31, 2004. The consolidated current ratio requirement would then return to 1.30 to 1 in the second quarter of 2004. We did not meet the amended consolidated current ratio covenant or the debt service coverage ratio as of December 31, 2003. We received convenant waivers subsequent to December 31, 2003 from Regions Bank, EDC and GE Commercial for the non-compliance. We amended the consolidated current ratio covenant to 0.70 to 1; the consolidated current ratio returns to 1.00 to 1 as of March 31, 2005. These measures have enhanced our ability to achieve compliance; however, there can be no assurance that continued compliance will be maintained. If compliance is not maintained, all credit agreements could be declared to be in default and all amounts outstanding, including the $20.0 million of debt associated with the Midnight Eagle and Midnight Wrangler facilities, currently classified as long-term could be demanded for payment and creditors would have the right to seize the applicable collateral. Our obligations under the credit agreements are secured by substantially all of our assets. Any defaults under the credit agreements would adversely impact our ability to sustain our operations in the normal course and have a material adverse effect on our financial condition and results of operations.

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

GE Commercial Midnight Eagle Term Loan. In March 2003, we finalized a seven-year term loan with GE Commercial. Although the principal amount of the term loan is $9.25 million, we received $8.0 million and GE Commercial retained $1.25 million as a security deposit. The interest rate on the term loan is the 30-day commercial paper rate plus 2.03% and includes prepayment penalties of 2% for the first twelve months, 1% for the second twelve months and 0% thereafter. The term loan is structured to have monthly payments over seven years. The loan agreement contains the same financial covenants as the Bank Facility and Finance Facility discussed above. The collateral for the loan is the Midnight Eagle and the security deposit described above. We used the proceeds from the loan to fund the improvements to the Midnight Wrangler and a portion for the Midnight Express conversion costs.

GE Capital Midnight Wrangler Term Loan. In December 2003, we refinanced the debt used to acquire the Midnight Wrangler (as discussed above) by entering into a secured term loan with GE Capital in the principal amount of $15.0 million. The secured term loan is structured to have quarterly payments over seven years. The interest rate on the term loan is 4.25% over LIBOR and the terms contained an origination discount of 1.50%. The loan agreement contains various covenants beginning on March 31, 2005, including a minimum EBITDA (as defined) of $18.5 million, a minimum fixed charge ratio (as defined) of 1.05 to 1, and a maximum leverage ratio (as defined) of 5.25 to 1 for the financial quarters ended in the period from October 1, 2004 through September 30, 2005. These maximum leverage ratios decline by 0.50 to 1 for each of the following four years (on an annual basis at October 1st) before reaching 3.25 to 1 which applies for the financial quarters ended from October 1, 2008 and thereafter. The collateral for the loan is the Midnight Wrangler, Midnight Runner and Midnight Gator. A final payment was made to Global Marine in December 2003. This early retirement of debt resulted in a gain $0.9 million that we have recorded in our income statement for the year ended December 31, 2003.

CASH REQUIREMENTS

The following table presents our long-term contractual obligations and the related amounts due, in total and by period, as of December 31, 2003 (in thousands):

                                                       Payments Due by Period
                                       -------------------------------------------------------
                                                 Less Than 1                           After 5
                                        Total       Year      1-3 Years   4-5 Years     Years
                                       -------   -----------  ---------   ---------    -------
Finance Facility .................     $45,639     $45,639     $    --     $    --     $    --
Long-Term Debt ...................      23,453       3,398       6,854       7,009       6,192
Capital Lease Obligations ........         250         250          --          --          --
Operating Leases .................       5,675       4,222       1,402          51          --
Unconditional Purchase Obligations      20,760      20,760          --          --          --
Other Long-Term Obligations ......         300         300          --          --          --
                                       -------     -------     -------     -------     -------
Total Contractual Cash Obligations     $96,077     $74,569     $ 8,256     $ 7,060     $ 6,192
                                       =======     =======     =======     =======     =======

As discussed above, we expect the Midnight Express construction loan (Finance Facility) to convert to two different term loans with varying amortization payment schedules. The majority of the long-term debt obligation consists of the Midnight Eagle term loan with GE Commercial, the Midnight Wrangler term loan with GE Capital and the receivable line of credit from Regions Bank, all of which are discussed above.

Included in long-term debt is a note assumed by us as part of the purchase of a leisure fishing vessel from an investment holding company wholly-owned by Mr. Stockstill to be used for client and provider entertainment purposes. The total cost of the vessel was approximately $0.1 million, of which $41,000 was paid during 2002. The debt assumed will be paid in monthly installments over a five-year period.

During 2003, we made payments of approximately $4.0 million for the operating lease obligation relating to our deepwater technology vessel, the Midnight Arrow, under a five-year charter agreement. We paid approximately $56.8 million during 2003 in relation to the purchase price and conversion of the Midnight Express bringing our total as of December 31, 2003 to $76.3 million.

Included in the operating leases are the monthly payments for certain facilities used in the normal course of operations. However, the majority of the operating lease obligation relates to our five-year charter agreement of the Midnight Arrow. Our time charter of the Midnight Hunter is not included in the above table, as the time charter was not entered into until January 2004. Included in unconditional purchase obligations and other long-term obligations are the contracts with equipment suppliers related to the conversion of the Midnight Express. We expect to finance the Midnight Express contracts with proceeds from the $79.0 million Finance Facility discussed above.

In August 2001, our Board of Directors approved the repurchase of up to $5.0 million of our outstanding common stock. Purchases were made on a discretionary basis in the open market or otherwise over a period of time as determined by management, subject to market conditions, applicable legal requirements and other factors. In August 2002, we elected to suspend our repurchase program. However, during 2003, 2,603 shares were repurchased as part of the vesting of restricted shares for three employees. Under current conditions and to support our vessel expansion strategy, we do not expect to repurchase shares in the near future except for certain events as described above. As of April 12, 2004, 712,471 shares had been repurchased at a total cost of $4.3 million.

Consistent with the focus toward investing in new technology, including deepwater capable assets such as the Midnight Express and the Midnight Wrangler, five of the last six vessels added to our fleet have been DP-2 deepwater capable (Midnight Eagle, Midnight Arrow, Midnight Express, Midnight Wrangler and Midnight Hunter). Through December 31, 2003, we have expended approximately $135.4 million (in combined capital expenditures, operating lease payments and purchase payments) for these vessels, with an additional estimated $46.9 million to be incurred in associated construction costs, operating lease payments and drydock expenses through 2005 (see Note 11 to the financial statements).

We believe that our cash flow from operations and the Bank Facility will not be sufficient to meet our existing liquidity needs for the operation of the business in 2004. We also believe that the options offered by the Finance Facility, the GE Commercial Midnight Eagle term loan, and the GE Capital Midnight Wrangler term loan, in addition to our cash flow from operations, will not be sufficient to complete our identified growth plans. Raising additional capital during 2004 is a requirement for us to continue to conduct our operations and meet our debt obligations. We may not be able to raise these additional funds, or we may not be able to raise such funds on favorable terms.

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

In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections," which revises current guidance with respect to gains and losses on early extinguishment of debt. Under SFAS No. 145, gains and losses on early extinguishment of debt are not treated as extraordinary items unless they meet the criteria for extraordinary treatment in Accounting Principles Board (APB) Opinion No. 30. We adopted SFAS No. 145 effective January 1, 2003, and as a result, reclassified the extraordinary losses on early extinguishment of debt from prior periods in the 2003 financial statements as these amounts did not qualify for extraordinary treatment under SFAS No.145.

In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure - an Amendment of SFAS No. 123," which provides alternative methods of transition for a voluntary change to the fair-value based method of accounting for stock-based employee compensation, and the new standard, which is now effective, amends certain disclosure requirements. We continue to apply APB No. 25, "Accounting for Stock Issued to Employees," and related interpretations in accounting for our stock-based compensation; therefore, the alternative methods of transition do not apply. We have adopted the disclosure requirements of SFAS No. 148 (see Note 2 to the financial statements).

In June 2001, the American Institute of Certified Public Accountants (AICPA) issued an exposure draft of a proposed Statement of Position (SOP), "Accounting for Certain Costs and Activities Related to Property, Plant, and Equipment." This proposed SOP would change, among other things, the method by which companies would account for normal, recurring or periodic repairs and maintenance costs related to "in service" fixed assets. It would require that these types of expenses be recognized when incurred rather than recognizing expense for these costs while the asset is productive. The proposed SOP is expected to be presented to the FASB for clearance in the first half of 2004. If adopted in its present form, the portion of this SOP relating to planned major maintenance activities would require us to expense regulatory maintenance cost on our vessels as incurred (currently capitalized and recognized as "drydocking cost amortization"), and capitalized costs at the date of adoption would be charged to operations as a cumulative effect of change in accounting principle.

In January 2003, the FASB issued Financial Interpretation 46, "Consolidation of Variable Interest Entities -- An Interpretation of Accounting Research Bulletin
(ARB) 51" ("FIN 46" or the "Interpretation"). FIN 46 addresses consolidation by business enterprises of variable interest entities (VIEs). The primary objective of the Interpretation is to provide guidance on the identification of, and financial reporting for, entities over which control is achieved through means other than voting rights; such entities are known as VIEs. The provisions of FIN 46 apply immediately to VIEs created after January 31, 2003. Application is required for interests in special-purpose entities in the period ending after December 15, 2003 and is required for all other types of VIE's in the period ending after March 15, 2004. We have no VIEs and believe there will be no material impact on our financial position or results of operations from the adoption of FIN 46.

In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." This statement establishes standards for the classification and measurement of certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). Many of those instruments were previously classified as equity. This statement is effective for financial instruments entered into or modified after May 31, 2003 and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003.

These effective dates are not applicable to the provisions of paragraphs 9 and 10 of SFAS No. 150 as they apply to mandatorily redeemable noncontrolling interests, as the FASB has delayed these provisions indefinitely. The adoption of SFAS No. 150 had no impact on our financial condition or results of operations.

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

Allowance for Doubtful Accounts - We provide allowances for doubtful accounts based on historical experience and a review of the current status of existing accounts receivable balances at the end of each reporting period. Any provisions for doubtful accounts are recorded as charges to other operating expense. If the status of an accounts receivable balance changes, we may have to adjust the allowance for doubtful accounts.

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

We assess the realizability of our long-term assets for impairment when events or certain changes indicate the possibility that the carrying value of any such asset may not be recoverable. We record impairment losses on long-term assets used in operations when the carrying value of those assets is less than the undiscounted cash flows estimated to be generated by those assets. The net carrying value of assets that are considered to not be fully recoverable are reduced to fair value. Our estimate of fair value represents our best estimate based on industry trends and reference to market transactions and is subject to variability. We recorded an impairment charge of $1.6 million as related to the Midnight Carrier in the accompanying financial statements pursuant to SFAS No. 144 for the year ended December 31, 2003.

Deferred Drydocking Charges - We are obligated by regulation to periodically incur refurbishment costs (known as "drydocking" costs) related to the maintenance and operations of our marine vessels. We capitalize periodic scheduled drydocking charges when incurred and amortize such costs on a straight-line basis over a term that approximates the amount of time until the next required drydocking refurbishment, generally two to three years. As of December 31, 2003, we had approximately $0.8 million of deferred drydocking charges, which will be amortized over future periods leading up to the next required refurbishment. The estimated amortization periods used to recognize such costs involve the use of management's judgment in deriving such estimates.

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

SFAS 109 provides for the weighing of positive and negative evidence in determining whether it is more likely than not that a deferred tax asset is recoverable. We have incurred losses in 2001 and 2003 and have losses on an aggregate basis for the three-year period ended December 31, 2003. Despite management projections of future income, relevant accounting guidance suggests that a recent history of cumulative losses constitutes significant negative evidence, and that future expectations about income are overshadowed by such recent losses. As a result, we established a valuation allowance of $1.3 million as of December 31, 2003. If we achieve income in 2004, we expect to reverse a portion of the valuation allowance in an amount at least sufficient to eliminate any tax provision in that period.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Interest Rate Risk. We are subject to market risk exposure related to changes in interest rates on our Bank Facility (when drawn upon), Midnight Eagle term loan with GE Commercial, Midnight Wrangler term loan with GE Capital, and our Finance Facility. Interest on borrowings under the Bank Facility accrue at a variable rate, using LIBOR plus a range of 1.75% to 2.25%, depending upon the level of our consolidated leverage ratio (as defined) measured on a quarterly basis. Our Midnight Eagle term loan with GE Commercial includes an interest rate consisting of the 30-day commercial paper rate plus 2.03%. Our Midnight Wrangler term loan with GE Capital includes an interest rate consisting of LIBOR plus 4.25%. Under the Finance Facility, the interest rate during the construction financing phase is based upon our consolidated leverage ratio and ranges from a LIBOR spread of 3.25% to 3.50% based upon these levels. The $60.0 million term facility of the Finance Facility is priced at 4.00% over LIBOR and the $19.0 million term facility of the Finance Facility is priced at LIBOR plus 4.00%.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                              TORCH OFFSHORE, INC.
                         INDEX TO FINANCIAL STATEMENTS

                                                                         PAGE
                                                                         ----
Reports of Independent Auditors ..................................        45

Consolidated Balance Sheets as of December 31, 2003 and 2002 .....        47

Consolidated Statements of Operations for the Years
  Ended December 31, 2003, 2002 and 2001 .........................        48

Consolidated Statements of Changes in Stockholders' Equity for the
  Years Ended December 31, 2003, 2002 and 2001 ...................        49

Consolidated Statements of Cash Flows for the Years Ended
  December 31, 2003, 2002 and 2001 ...............................        50

Notes to Consolidated Financial Statements .......................        51

                         REPORT OF INDEPENDENT AUDITORS

The Board of Directors and Stockholders
Torch Offshore, Inc.

We have audited the accompanying consolidated balance sheets of Torch Offshore, Inc. as of December 31, 2003 and 2002, and the related consolidated statements of operations, changes in stockholders' equity, and cash flows for each of the two years in the period ended December 31, 2003. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. The consolidated financial statements of Torch Offshore, Inc. for the year ended December 31, 2001 were audited by other auditors who have ceased operations and whose report dated January 25, 2002 (except with respect to Note 16, as to which the date was March 1, 2002), expressed an unqualified opinion on those statements.

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

In our opinion, the 2003 and 2002 financial statements referred to above present fairly, in all material respects, the consolidated financial position of Torch Offshore, Inc. as of December 31, 2003 and 2002, and the consolidated results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As more fully described in Notes 1 and 14, the Company has incurred a significant operating loss in 2003, and it has a working capital deficiency primarily as a result of current debt obligations due in 2004 associated with the construction financing of its significant investment in a marine vessel, the construction progress for which has experienced certain unbudgeted cost overruns and unexpected delays in the timing of scheduled construction completion. In addition, the Company has not complied with certain covenants of its loan agreements and has had to obtain forbearance waivers and amendments from its lenders for such matters of noncompliance. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in
Note 14. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of these uncertainties.

                                        /s/ ERNST & YOUNG LLP

New Orleans, Louisiana,
April 13, 2004

THIS IS A COPY OF THE AUDIT REPORT PREVIOUSLY ISSUED BY ARTHUR ANDERSEN LLP IN CONNECTION WITH TORCH OFFSHORE, INC.'S FILING ON FORM 10-K FOR THE FISCAL YEAR ENDED DECEMBER 31, 2001. THIS AUDIT REPORT HAS NOT BEEN REISSUED BY ARTHUR ANDERSEN LLP IN CONNECTION WITH THIS FILING ON FORM 10-K FOR THE FISCAL YEAR ENDED DECEMBER 31, 2003.

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

                                        ARTHUR ANDERSEN LLP

New Orleans, Louisiana,
January 25, 2002 (except with
respect to Note 16, as to which
the date is March 1, 2002)

                              TORCH OFFSHORE, INC.
                           CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                                                                                            DECEMBER 31,
                                                                                                       2003              2002
                                                                                                       ----              ----
ASSETS
CURRENT ASSETS:
  Cash and cash equivalents ................................................................        $      41         $     327
  Accounts receivable --
    Trade, less allowance for doubtful accounts of $1,978 and $1,132, respectively .........           20,479            25,226
    Other ..................................................................................               --                37
  Costs and estimated earnings in excess of billings on uncompleted contracts ..............               --             2,036
  Prepaid expenses and other ...............................................................            3,561             3,747
                                                                                                    ---------         ---------
        Total current assets ...............................................................           24,081            31,373

PROPERTY AND EQUIPMENT, at cost, less accumulated depreciation .............................          143,266            67,561
DEFERRED DRYDOCKING CHARGES, less accumulated amortization .................................              807             2,831
SECURITY DEPOSIT (Note 7) ..................................................................            1,250                --
OTHER ASSETS ...............................................................................              502               139
                                                                                                    ---------         ---------
        Total assets .......................................................................        $ 169,906         $ 101,904
                                                                                                    =========         =========

LIABILITIES AND STOCKHOLDERS' EQUITY CURRENT LIABILITIES:

  Accounts payable -- trade ................................................................        $  15,148         $   7,677
  Accrued expenses .........................................................................            4,597             3,696
  Accrued payroll and related taxes ........................................................              819               857
  Financed insurance premiums ..............................................................            1,832             2,553
  Billings in excess of costs and estimated earnings on uncompleted contracts ..............              459                --
  Deferred income taxes ....................................................................               --               287
  Finance Facility (Note 7) ................................................................           45,639                --
  Current portion of long-term debt (Note 7) ...............................................            3,396                14
  Receivable line of credit (Note 7) .......................................................            7,227             4,271
                                                                                                    ---------         ---------
        Total current liabilities ..........................................................           79,117            19,355

DEFERRED INCOME TAXES ......................................................................               --             2,636

LONG-TERM DEBT, less current portion (Note 7) ..............................................           20,057                46

COMMITMENTS AND CONTINGENCIES (Notes 11 and 14)

STOCKHOLDERS' EQUITY:
  Preferred stock, $0.01 par value; 10,000 authorized shares; none issued and outstanding ..               --                --
  Common stock, $0.01 par value; 100,000 authorized shares; 13,396 shares in 2003 and 13,399
   shares in 2002 issued and outstanding ...................................................              134               134
  Additional paid-in-capital ...............................................................           85,618            85,638
  Deferred compensation ....................................................................             (363)             (492)
  Treasury stock, at cost, 712 shares in 2003 and 710 shares in 2002 .......................           (4,252)           (4,234)
  Retained earnings (deficit) ..............................................................          (10,405)           (1,179)
                                                                                                    ---------         ---------
        Total stockholders' equity .........................................................           70,732            79,867
                                                                                                    ---------         ---------
        Total liabilities and stockholders' equity .........................................        $ 169,906         $ 101,904
                                                                                                    =========         =========


  The accompanying notes are an integral part of these consolidated financial statements.

                              TORCH OFFSHORE, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                                 YEARS ENDED DECEMBER 31,
                                                                         2003             2002             2001
                                                                         ----             ----             ----
Revenues ......................................................        $ 65,557         $ 67,990         $ 59,052
Cost of revenues:
  Cost of sales ...............................................          59,170           53,341           43,190
  Depreciation and amortization ...............................           9,368            7,540            6,376
  General and administrative expenses .........................           6,536            4,767            3,982
  Other operating expense (Notes 2 and 6) .....................           3,518            1,966              950
                                                                       --------         --------         --------
         Total cost of revenues ...............................          78,592           67,614           54,498
                                                                       --------         --------         --------
Operating income (loss) .......................................         (13,035)             376            4,554
                                                                       --------         --------         --------
Other income (expense):
  Interest expense ............................................              --               --           (1,642)
  Interest income .............................................               1              232              468
  Gain (loss) on early retirement of debt (Notes 2 and 7) .....             885               --             (766)
                                                                       --------         --------         --------
         Total other income (expense) .........................             886              232           (1,940)
                                                                       --------         --------         --------
Income (loss) before income taxes and dividends ...............         (12,149)             608            2,614
Income tax benefit (expense) ..................................           2,923             (213)          (3,165)
                                                                       --------         --------         --------
Net income (loss) .............................................          (9,226)             395             (551)
Preferred unit dividends and accretion ........................              --               --             (190)
                                                                       --------         --------         --------
Net income (loss) attributable to common stockholders .........        $ (9,226)        $    395         $   (741)
                                                                       ========         ========         ========

Basic and diluted income (loss) per common share (Note 2):

  Weighted average shares of common stock outstanding - Basic
                                                                         12,637           12,692           10,845
                                                                       ========         ========         ========
  Weighted average shares of common stock outstanding - Diluted
                                                                         12,637           12,695           10,845
                                                                       ========         ========         ========

  Net income (loss) per share - Basic .........................        $  (0.73)        $   0.03         $  (0.07)
                                                                       ========         ========         ========
  Net income (loss) per share - Diluted .......................        $  (0.73)        $   0.03         $  (0.07)
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

                              TORCH OFFSHORE, INC.
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                                 (IN THOUSANDS)

                                         COMMON STOCK
                                          OUTSTANDING        ADDITIONAL  DEFERRED    TREASURY STOCK       RETAINED        TOTAL
                                        ----------------      PAID-IN     COMPEN-   -----------------     EARNINGS     STOCKHOLDERS'
                                        SHARES     AMOUNT     -CAPITAL    SATION    SHARES     AMOUNT     (DEFICIT)       EQUITY
                                        ------     ------     --------    ------    ------     ------     ---------       ------
BALANCE, January 1, 2001 .........       7,505        --          239         --       --          --         6,072         6,311
  Net income prior to Public
   Offering ......................          --        --           --         --       --          --         1,023         1,023
  Preferred unit dividends
   and accretion .................          --        --           --         --       --          --          (190)         (190)
  Exchange of membership interests         828        83       11,535         --       --          --        (6,905)        4,713
                                       -------      ----     --------      -----      ---     -------      --------      --------
BALANCE, Prior to Public Offering        8,333        83       11,774         --       --          --            --        11,857
  Issuance of public shares, net .       5,000        50       72,900         --       --          --            --        72,950
  Issuance of restricted shares ..          33         1          525       (526)      --          --            --            --
  Deferred compensation earned ...          --        --           --         53       --          --            --            53
  Repurchases of common stock ....          --        --           --         --      410      (2,245)           --        (2,245)
  Net loss after Public Offering .          --        --           --         --       --          --        (1,574)       (1,574)
                                       -------      ----     --------      -----      ---     -------      --------      --------
BALANCE, December 31, 2001 .......      13,366       134       85,199       (473)     410      (2,245)       (1,574)       81,041
  Issuance of restricted shares ..          33        --          196       (141)      --          --            --            55
  Revision to Public Offering
   cost tax benefit ..............          --        --          243         --       --          --            --           243
  Deferred compensation earned ...          --        --           --        122       --          --            --           122
  Repurchases of common stock ....          --        --           --         --      300      (1,989)           --        (1,989)
  Net income .....................          --        --           --         --       --          --           395           395
                                       -------      ----     --------      -----      ---     -------      --------      --------
BALANCE, December 31, 2002 .......      13,399       134       85,638       (492)     710      (4,234)       (1,179)       79,867
  Deferred compensation earned ...          --        --           --        129       --          --            --           129
  Forfeiture restricted stock ....          (3)       --          (20)        --       --          --            --           (20)
  Repurchases of common stock ....          --        --           --         --        2         (18)           --           (18)
  Net loss .......................          --        --           --         --       --          --        (9,226)       (9,226)
                                       -------      ----     --------      -----      ---     -------      --------      --------
BALANCE, December 31, 2003 .......      13,396      $134     $ 85,618      $(363)     712     $(4,252)     $(10,405)     $ 70,732
                                       =======      ====     ========      =====      ===     =======      ========      ========


   The accompanying notes are an integral part of these consolidated financial statements.

                              TORCH OFFSHORE, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                                          YEARS ENDED DECEMBER 31,
                                                                                     2003           2002           2001
                                                                                     ----           ----           ----
CASH FLOWS PROVIDED BY (USED IN) OPERATING ACTIVITIES:
Net income (loss) ...........................................................      $ (9,226)      $    395       $   (551)
  Depreciation and amortization .............................................         7,810          7,540          6,376
  Write off of vessel costs .................................................         1,558          1,052            950
  Deferred income tax provision (benefit) ...................................        (2,923)           213          4,241
  Provision for doubtful accounts ...........................................         3,535            914             --
  (Gain) loss on early retirement of debt ...................................          (885)            --            498
  Severance and reorganizational costs, net paid ............................            --             --         (1,764)
  Deferred drydocking costs incurred ........................................          (314)        (2,332)        (1,253)
(Increase) decrease in working capital:
  Accounts receivable .......................................................         1,249        (14,854)        (1,457)
  Costs and estimated earnings in excess of billings on uncompleted contracts         2,495           (436)        (1,077)
  Prepaid expenses, net of financed portion .................................          (535)           390           (911)
  Accounts payable -- trade .................................................         7,471          3,553         (3,685)
  Accrued payroll and related taxes .........................................           (38)            66            331
  Accrued expenses and other ................................................           397          1,220            721
                                                                                   --------       --------       --------
Net cash provided by (used in) operating activities .........................        10,594         (2,279)         2,419
                                                                                   --------       --------       --------
CASH FLOWS USED IN INVESTING ACTIVITIES:
  Purchases of property and equipment .......................................       (72,753)       (24,229)       (13,741)
                                                                                   --------       --------       --------
Net cash used in investing activities .......................................       (72,753)       (24,229)       (13,741)
                                                                                   --------       --------       --------
CASH FLOWS PROVIDED BY FINANCING ACTIVITIES:
  Proceeds from initial public offering .....................................            --             --         80,000
  Payments of initial public offering costs .................................            --             --         (7,400)
  Net proceeds from (payments on) receivable line of credit .................         2,956          4,271         (3,436)
  Proceeds from Finance Facility ............................................        45,639             --             --
  Proceeds from long-term debt ..............................................        23,000             60             --
  Payments on long-term debt ................................................        (9,704)            --        (30,821)
  Premium/cost of debt extinguishment .......................................            --             --           (766)
  Treasury stock purchases ..................................................           (18)        (1,989)        (2,245)
  Stockholder distributions .................................................            --             --           (403)
                                                                                   --------       --------       --------
Net cash provided by financing activities ...................................        61,873          2,342         34,929
                                                                                   --------       --------       --------

Net increase (decrease) in cash .............................................          (286)       (24,166)        23,607
Cash at beginning of year ...................................................           327         24,493            886
                                                                                   --------       --------       --------
Cash at end of year .........................................................      $     41       $    327       $ 24,493
                                                                                   ========       ========       ========
Interest paid (net of amounts capitalized) ..................................      $     --       $     --       $  1,943
                                                                                   ========       ========       ========
Income taxes paid ...........................................................      $     --       $     --       $     --
                                                                                   ========       ========       ========
SUPPLEMENTARY NON-CASH INVESTING AND FINANCING ACTIVITIES:
Purchase of Midnight Wrangler (fully financed - see Note 7) .................      $ (9,731)      $     --       $     --
                                                                                   ========       ========       ========

  The accompanying notes are an integral part of these consolidated financial statements.

                              TORCH OFFSHORE, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.   NATURE OF BUSINESS AND LIQUIDITY MATTERS:

Torch Offshore, Inc., a Delaware corporation, and its subsidiaries (collectively, the "Company") provide integrated pipeline installation, subsea construction and support services to the offshore oil and natural gas industry, primarily in the United States Gulf of Mexico (the "Gulf of Mexico"). The Company's focus has been providing services primarily for oil and natural gas production in water depths of 20 to 300 feet in the Gulf of Mexico (the "Shelf"). Over the past few years, the Company has expanded its operations, fleet capabilities and management expertise to enable it to provide services analogous to those services it provides on the Shelf in water depths up to 10,000 feet on a global basis.

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

In 2002, the Company established Torch Express, L.L.C., a wholly-owned subsidiary, for the purpose of converting the Midnight Express into a dynamically positioned (DP-2) offshore construction vessel capable of working in deepwater areas worldwide (see Notes 6 and 7). Torch Venture, L.L.C. and Torch Offshore de Mexico S. de R.L. de C.V. were formed in 2003 so the Company could commence bidding operations in Mexico directly to Petroleos Mexicanos (PEMEX). The Company was unsuccessful in obtaining any work during 2003 from PEMEX and sold its ownership interest in Torch Offshore de Mexico S. de R.L. de C.V. to its Mexican partner in late 2003. The Company incurred approximately $0.5 million of costs to establish and commence these bidding operations during 2003.

The Company's level of activity is driven by the condition of the oil and natural gas industry, especially the level of capital expenditures by the oil and natural gas companies. There are many factors that drive these activity levels, including worldwide demand for oil and natural gas and oil and natural gas prices, discoveries of new reserves, the amount of capital associated with developing new oil and natural gas fields, the need for repairs and maintenance, and regulatory requirements. Historically, the level of demand in the industry has been quite volatile. During 2003, market conditions in the Gulf of Mexico were weak as offshore drilling was depressed. Oil and natural gas companies did not spend resources because of the sluggishness of the U.S. economy and the industry-wide speculation about natural gas pricing trends. Although the U.S. land rig count increased, a similar development did not transpire in offshore drilling. The jack-up rig count, a key measure of market strength for the Company, remained depressed. These forces have driven market prices to low levels, and as a result, have negatively impacted the gross margins that the Company has traditionally experienced.

As a result of these market conditions, $3.1 million of costs related to the recent arbitration ruling in the Midnight Hunter case (including arbitration legal costs - see Note 6), charges of $3.0 million related to receivable and claims write-offs, and a $1.6 million asset impairment charge for the Midnight Carrier, the Company has experienced significant financial losses in 2003. The Company has a significant working capital deficit position primarily resulting from the current classification of the Midnight Express construction finance facility which matures on October 31, 2004, the construction progress for which has recently experienced certain delays impacting its estimated date of completion. In addition, for the three most recent fiscal quarters, the Company was not in compliance with certain covenants under its debt agreements and had to obtain waivers and certain revisions to prospective financial performance measurement ratio requirements from its lenders to enhance the Company's ability to maintain compliance. These conditions place a high degree of pressure on the Company's liquidity management and could ultimately impact the Company's operations and future business plans. Management believes, however, that the Company has the ability to sustain its operations and meet its financial commitments, at least for the near-term, through effective management of its operations, the available liquidity provided through its credit facilities and the execution of its financial plan. However, if the Company continues to incur significant cash losses or if availability provided through the Company's credit facilities is curtailed, the Company's ability to continue to manage its liquidity needs and meet its operating and other financial commitments may be jeopardized in the future. See Note 14 for further discussion regarding the Company's capital resources and liquidity position.

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

A summary of significant accounting policies follows:

Principles of Consolidation - The consolidated financial statements include the accounts of Torch Offshore, Inc. and its wholly-owned subsidiaries, Torch Offshore, L.L.C., Torch Express, L.L.C., Torch Venture, L.L.C. and Torch Offshore de Mexico S. de R.L. de C.V. All significant intercompany balances and transactions have been eliminated in consolidation.

Basis of Presentation - The Company's financial statements are prepared in accordance with accounting principles generally accepted in the United States. As further discussed in Notes 1 and 14, the Company faces significant financial liquidity issues in 2004 as a result of adverse business conditions in its operating sector and as a result of significant current debt obligations due in 2004 associated with the construction financing of the Midnight Express, the construction progress for which has experienced certain unbudgeted cost overruns and unexpected delays in the timing of scheduled construction completion. In addition, the Company has not complied with certain convents of its loan agreements and has had to obtain forbearance waivers and amendments from its lenders for such matters of noncompliance. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters, which involve inherent uncertainties and conditions beyond the Company's control, are also discussed in Note 14. The accompanying financial statements have been prepared on the basis that the Company will continue as a going concern and do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of these uncertainties.

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

Allowance for Doubtful Accounts - The Company provides allowances for doubtful accounts based on historical experience and a review of the current status of existing accounts receivable balances at the end of each reporting period. Provisions for doubtful accounts are recorded as charges to other operating expense. Activity within the allowance for doubtful accounts follows (in thousands):

                                    2003           2002         2001
                                    ----           ----         ----
         Beginning balance        $ 1,132         $  218        $ 607
         Provision .......          3,535            914           --

         Deductions ......         (2,689)            --         (389)
                                  -------         ------        -----
         Ending Balance ..        $ 1,978         $1,132        $ 218
                                  =======         ======        =====

Property and Equipment - Property and equipment are stated at cost less applicable depreciation. Depreciation is calculated principally using the straight-line method over the estimated useful lives of the various classes of depreciable assets. Expenditures for maintenance and repairs are expensed as incurred. Major expenditures for renewals and improvements that extend the useful lives of existing assets, interest incurred during vessel construction, and, when material, vessel construction related overhead are capitalized. For the year ended December 31, 2003 and 2002, interest costs of $1.7 million and $0.1 million, respectively, were capitalized as they were related to the construction of the Midnight Express (see Note 6). There was no interest capitalized for the year ended December 31, 2001.

The Company periodically assesses the realizability of its long-term assets pursuant to Statement of Financial Accounting Standards (SFAS) No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144, which superseded SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," revised the guidance with respect to the process for measuring impairment of long-lived assets. An asset impairment is recognized if the future undiscounted cash flows of the asset are less than the carrying value of the asset. The impairment loss to be recognized is measured as the amount by which the carrying value of the asset exceeds its fair value. The Company adopted this standard effective January 1, 2002. An impairment charge of $1.6 million was recorded in relation to the Midnight Carrier (included in depreciation and amortization) for the year ending December 31, 2003. The Company's estimate of fair value with respect to the vessel was based upon an unsolicited offer to purchase the vessel received from an unrelated third party, which the Company believes represents its best estimate of fair value as of December 31, 2003. No impairment charges were recorded for the years ending December 31, 2002 or 2001.

Deferred Drydocking Charges - The Company is obligated by regulation to periodically incur refurbishment costs (known as "drydocking" costs) related to the maintenance and operation of its marine vessels. The Company capitalizes periodic scheduled drydocking charges when incurred and amortizes such costs on a straight-line basis over a term that approximates the amount of time until the next required drydocking refurbishment, generally two to three years. Amortization expense for deferred drydocking charges totaled $2,324,000 in 2003, $2,745,000 in 2002 and $2,562,000 in 2001.

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

Under this method, recognition of earnings (loss) on contracts in progress is calculated based on the ratio of costs incurred as of the reporting date to total expected costs to be incurred on each contract.

Contract costs include all direct material and labor costs and those indirect costs related to contract performance, such as indirect labor, supplies, insurance and benefits. General and administrative costs are charged to expense as incurred. Provisions for estimated losses on uncompleted contracts are made in the period during which such losses are first forecast.

The asset caption "Costs and Estimated Earnings in Excess of Billings on Uncompleted Contracts" represents revenues (loss) recognized in excess of amounts billed.

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

                                                           NET
(in thousands, except per share data)                     INCOME/                          PER SHARE
                                                          (LOSS)            SHARES          AMOUNT
                                                        ----------        ----------      ----------
2003
Basic Loss Per Share:
  Loss attributable to common stockholders ...........  $   (9,226)           12,637      $    (0.73)
  Impact of stock options and restricted stock
   (none due to anti-dilutive effect) ................          --                --
                                                        ----------        ----------
Diluted Loss Per Share ...............................  $   (9,226)           12,637      $    (0.73)
                                                        ==========        ==========      ==========

2002
Basic Earnings Per Share:
  Earnings attributable to common stockholders .......  $      395            12,692      $     0.03
  Impact of stock options and restricted stock .......          --                 3
                                                        ----------        ----------
Diluted Earnings Per Share ...........................  $      395            12,695      $     0.03
                                                        ==========        ==========      ==========

2001
Basic Loss Per Share:
  Loss attributable to common stockholders ...........  $     (741)           10,845      $    (0.07)
  Impact of stock options and restricted stock
   (none due to anti-dilutive effect) ................          --                --
                                                        ----------        ----------
Diluted Loss Per Share ...............................  $     (741)           10,845      $    (0.07)
                                                        ==========        ==========      ==========

Common stock equivalents (related to stock options) excluded from the calculation of the diluted earnings per share, because they were anti-dilutive, were approximately 358,000 shares for 2003, 351,000 shares for 2002 and 224,000 shares for 2001.

Stock-Based Compensation - The Company accounts for its stock-based compensation in relation to the 2001 Long-Term Incentive Plan in accordance with Accounting Principles Board Opinion (APB) No. 25, "Accounting for Stock Issued to Employees." However, SFAS No. 123, "Accounting for Stock-Based Compensation," and SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure - An Amendment of SFAS No. 123", permits the intrinsic value-based method prescribed by APB No. 25, but requires additional disclosures, including pro forma calculations of earnings and net earnings per share as if the fair-value method of accounting prescribed by SFAS No. 123 had been applied. If compensation expense had been determined using the fair-value method in SFAS No. 123, the Company's net income (loss) and earnings (loss) per share would have been as shown in the pro forma amounts below:

(in thousands, except per share data)                           2003            2002          2001
                                                           ---------       ---------     ---------
Net income (loss), as reported ..........................  $  (9,226)      $     395     $    (741)
  Add: Stock-based compensation expense included
    in net income (loss), net of tax ....................        128             122            53
  Less: Stock-based compensation expense using fair
    value method, net of tax ............................       (517)           (453)         (236)
                                                           ---------       ---------     ---------
  Pro forma net income (loss) ...........................  $  (9,615)      $      64     $    (924)
                                                           =========       =========     =========

  Basic income (loss) per share .........................  $   (0.73)      $    0.03     $   (0.07)
  Pro forma basic income (loss) per share ...............  $   (0.76)      $    0.01     $   (0.09)

  Diluted income (loss) per share .......................  $   (0.73)      $    0.03     $   (0.07)
  Pro forma diluted income (loss) per share .............  $   (0.76)      $    0.01     $   (0.09)

The weighted average fair value at date of grant for options granted during the years ended December 31, 2003, 2002 and 2001, was $3.08, $5.31 and $10.98 per
share, respectively. The fair value of options granted is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions for the years ended December 31, 2003, 2002 and 2001, respectively: (a) dividend yield of 0.00%, 0.00% and 0.00%; (b) expected volatility of 52.91%, 58.19% and 76.40%; (c) risk-free interest rate of 3.50%, 4.78% and 4.88%; and (d) expected life of 7.0 years, 7.0 years and 5.0 years.

It is our practice to issue stock options at the market value of the underlying stock, and therefore, no compensation expense is recorded for these stock options (see Note 12).

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

In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections," which revises current guidance with respect to gains and losses on early extinguishment of debt. Under SFAS No. 145, gains and losses on early extinguishment of debt are not treated as extraordinary items unless they meet the criteria for extraordinary treatment in APB No. 30. The Company adopted SFAS No. 145 effective January 1, 2003, and as a result, reclassified the extraordinary losses on early extinguishment of debt from prior periods in the 2003 financial statements as these amounts no longer qualify for extraordinary treatment under SFAS No. 145.

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

In June 2001, the American Institute of Certified Public Accountants (AICPA) issued an exposure draft of a proposed Statement of Position (SOP), "Accounting for Certain Costs and Activities Related to Property, Plant, and Equipment." This proposed SOP would change, among other things, the method by which companies would account for normal, recurring or periodic repairs and maintenance costs related to "in service" fixed assets. It would require that these types of expenses be recognized when incurred rather than recognizing expense for these costs while the asset is productive. The proposed SOP is expected to be presented to the FASB for clearance in the first half of 2004. If adopted in its present form, the portion of this SOP relating to planned major maintenance activities would require the Company to expense regulatory maintenance cost on its vessels as incurred (currently capitalized and recognized as "drydocking cost amortization"), and capitalized costs at the date of adoption would be charged to operations as a cumulative effect of change in accounting principle.

In January 2003, the FASB issued Financial Interpretation 46, "Consolidation of Variable Interest Entities -- An Interpretation of Accounting Research Bulletin
(ARB) 51" ("FIN 46" or the "Interpretation"). FIN 46 addresses consolidation by business enterprises of variable interest entities (VIEs). The primary objective of the Interpretation is to provide guidance on the identification of, and financial reporting for, entities over which control is achieved through means other than voting rights; such entities are known as VIEs. The provisions of FIN 46 apply immediately to VIEs created after January 31, 2003. Application is required for interests in special-purpose entities in the period ending after December 15, 2003 and is required for all other types of VIE's in the period ending after March 15, 2004. The Company has no VIEs and believes there will be no material impact on the financial position or results of operations from the adoption of FIN 46.

In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." This statement establishes standards for the classification and measurement of certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). Many of those instruments were previously classified as equity. This statement is effective for financial instruments entered into or modified after May 31, 2003 and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. These effective dates are not applicable to the provisions of paragraphs 9 and 10 of SFAS No. 150 as they apply to mandatorily redeemable noncontrolling interests, as the FASB has delayed these provisions indefinitely. The adoption of SFAS No. 150 had no impact on the Company's financial condition or results of operations.

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

5.    COSTS AND ESTIMATED EARNINGS IN EXCESS OF BILLINGS ON UNCOMPLETED
      CONTRACTS:

Costs and estimated earnings in excess of billings on uncompleted contracts /(Billings in excess of costs and estimated earnings on uncompleted contracts) consisted of the following (in thousands):

                                                               DECEMBER 31,
                                                             2003        2002
                                                          ----------  ----------
Costs incurred .........................................  $    5,094  $    4,287
Estimated earnings .....................................         252       2,809
                                                          ----------  ----------
                                                               5,346       7,096
Less billings ..........................................       5,805       5,060
                                                          ----------  ----------
                                                          $     (459) $    2,036
                                                          ==========  ==========

6.    PROPERTY AND EQUIPMENT:

The major classifications and estimated useful lives of property and equipment follow (in thousands, except useful life data):

                                                                         ESTIMATED
                                                                          USEFUL
                                                DECEMBER 31,               LIVES
                                             2003         2002          (IN YEARS)
                                          ----------   ----------       ----------
Leasehold improvements .................  $      472   $      398            5
Vessels ................................      85,817       63,359           7-20
Vessels under construction .............      79,995       21,838           --
Furniture and fixtures .................         734          646           2-5
Equipment ..............................         932        1,289            5
Automobiles and trucks .................         293          368           3-5
                                          ----------    ----------
                                             168,243        87,898
Less accumulated depreciation ..........     (24,977)     (20,337)
                                          ----------    ----------
                                          $  143,266    $   67,561
                                          ==========    ==========

Depreciation expense totaled $5,486,000 for 2003, $4,795,000 for 2002 and $3,814,000 for 2001. During the years ended December 31, 2003 and December 31, 2002, $1,707,000 and $136,000, respectively, of interest related to vessel construction was capitalized (see Note 2).

In January 2002, the Company entered into an agreement for the purchase of the Smit Express, a 520-foot vessel, from Smit International for $9.75 million. The Company is converting the vessel into a DP-2 offshore construction vessel and has renamed it the Midnight Express. The majority of the amount in "Vessels Under Construction" above relates to the conversion of the Midnight Express (see Notes 7 and 14).

Formerly included in "Vessels Under Construction" were the engineering, design, legal and other costs associated with the Company's efforts to pursue construction of the Midnight Warrior. However, the Company tabled the construction of this vessel with the acquisition of the Midnight Express. The Midnight Express will be similar to the proposed Midnight Warrior in various aspects; therefore, many of the costs incurred to pursue construction of the Midnight Warrior are being utilized in the conversion of the Midnight Express. The Company reviewed the costs included in "Vessels Under Construction" at December 31, 2001 and recorded a charge of $950,000 in 2001 for certain identifiable costs that were deemed to have no value to the conversion of the Midnight Express. Additional charges of $185,000 were recognized in 2002 related to the Company's change in pursuit from the Midnight Warrior project to the Midnight Express project.

In December 2002, the Company entered into an agreement for the purchase of the Wave Alert, a 340-foot cable-laying DP-2 vessel from Global Marine Shipping Limited (Global Marine). The Company took possession of the vessel in March 2003, at which time it was renamed the Midnight Wrangler. The vessel was delivered without cable laying equipment and directly from its required drydock. A 125-ton crane, a modular pipelay system and additional accommodations were installed on the vessel by the Company before it joined the active fleet in August 2003 (see Note 7).

In June 2001, the Company purchased an existing pipelay/bury barge, the BH-400 (renamed the Midnight Rider), for $9.5 million. This barge completed a required drydocking and was placed into service in late 2001.

7.    LONG-TERM DEBT:

In June 2001, the Company repaid all of its previous debt with proceeds from the Public Offering. The Company had re-financed its fleet-related borrowings in 1999 with a six-year, $33.0 million, 10.56% fixed interest rate installment loan. This repayment of debt resulted in the Company incurring a loss on the early retirement of debt of $0.8 million.

In July 2002, the Company entered into a $35.0 million bank facility (the "Bank Facility") consisting of a $25.0 million asset-based five-year revolving credit facility and a $10.0 million accounts receivable-based working capital facility with Regions Bank. The Company's ability to use the asset-based five-year revolving credit facility was suspended in connection with our financing of the Midnight Express and later terminated in April 2004 as part of the $19.0 million increase to the construction finance facility discussed below. The Company continues to have available the accounts receivable-based working capital facility from Regions Bank. In December 2003, the accounts receivable-based working capital facility was increased to a limit of $15.0 million. Amounts outstanding under the accounts receivable-based working capital facility may not exceed 85% of eligible trade accounts receivable. The Company had $7.2 million outstanding under the $15.0 million accounts receivable-based working capital facility as of December 31, 2003. In addition, the Company issued a $1.5 million standby letter of credit as security for the charter payments due under the charter agreement for the Midnight Hunter against the accounts receivable-based working capital facility. In July 2003, this letter of credit was drawn by Cable Shipping, Inc., the owners of the Midnight Hunter. The Company recorded the $1.5 million as a liability in full on the balance sheet during the second quarter of 2003. The Company had an available borrowing capacity of up to an additional $4.0 million under the $15.0 million accounts receivable-based working capital facility based upon eligible receivables at December 31, 2003. The $15.0 million accounts receivable-based working capital facility matures on July 1, 2004 and is renewable on an annual basis.

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

In April 2004, the Company increased the credit line from Regions Bank and EDC by $19.0 million to $79.0 million ($39.5 million participation by each) and amended the maturity to October 31, 2004. The amounts outstanding under the credit line will convert into two separate loans at the earlier of the facility's maturity date or completion of the conversion of the Midnight Express. The first loan represents the original $60.0 million borrowing and will convert to a three-year term loan facility. The second loan is for the additional $19.0 million and will convert to a twenty-month term loan facility maturing on June 30, 2006. In addition, as part of the increase to the credit facility, the $25.0 million asset-based five-year revolving credit facility was cancelled as discussed above. Regions Bank and EDC also have the right to the first $10.0 million of any equity offering, to the proceeds from the sale of any of the mortgaged vessels (see discussion below) and to the interest rate buy-down expected from Industry Canada upon conversion of the credit line to term status later in 2004.

The interest rate for the $60.0 million portion of the construction financing is LIBOR plus a spread of 3.25% to 3.50% based upon the consolidated leverage ratio of the Company (4.38% at December 31, 2003). The interest rate for the $19.0 million portion of the construction financing is LIBOR plus 4.00%. In addition, the Company was charged a 1% origination fee ($190,000) by Regions Bank and EDC for the addition to the credit line and the interest rate on the original $60.0 million financing increased to LIBOR plus 4.00%. The Company is providing collateral in the form of the Midnight Express as well as a first preferred ship mortgage on the Midnight Fox, Midnight Star, Midnight Dancer, Midnight Carrier, Midnight Brave and Midnight Rider. The Company has to adhere to various conditions including maintaining a tangible net worth of at least $60.0 million, a minimum debt service coverage ratio of at least 1.20 to 1, a consolidated leverage ratio of no more than 2.00 to 1 and a consolidated current ratio (defined below) of 1.30 to 1 (see below for details of amendments). The Company is not allowed to incur additional debt over $8.0 million without consent from Regions Bank. The Company had $45.6 million outstanding under the $60.0 million Finance Facility as of December 31, 2003 and capitalized $1.7 million of 2003 interest costs in relation to the conversion of the Midnight Express. The additional $19.0 million was not available until April 2004, and the funding of the additional $19.0 million is subject to, among other things, (1) the completion of certain customary documentation submission requirements, (2) that no events of default shall have occurred and be continuing, and (3) no material adverse change in the properties, assets, liabilities, business, operations, prospects, income or condition (financial or otherwise) of the Company and its subsidiaries taken as a whole shall have occurred since the effective date (April 8, 2004) and be continuing.

Upon achievement of certain construction completion milestones, but no later than October 31, 2004, the $79.0 million Finance Facility will convert to term status. The $60.0 million term loan facility would then have a three-year term with a 10-year amortization payment schedule consisting of semi-annual payments (beginning in the first half of 2005) with a balloon payment at the end of the three-year term. The interest rate for this facility is 3.25% over LIBOR. The $19.0 million term loan facility would then have a twenty-month term with a $6.0 million principal payment due on June 30, 2006, a $6.0 million principal payment due on December 30, 2005 and the remaining $7.0 million principal payment due on June 30, 2006. Interest would be payable on a monthly basis based on a rate of LIBOR plus 4.00%. Regions Bank and EDC will require the Company to maintain the same collateral and covenants as included in the construction financing depicted above.

In December 2002, the Company entered into a purchase agreement with Global Marine Systems Limited (Global Marine) for the Midnight Wrangler at a cost of approximately $10.8 million. The Company took delivery of the vessel in March 2003. The purchase of the vessel was financed by Global Marine over a five-year period with monthly payments, including 7% per annum interest, of approximately $0.2 million per month plus a $1.0 million payment at the purchase date in March 2003 and another $1.0 million payment at the end of the five-year period.

In March 2003, the Company finalized a $9.25 million, seven-year term loan with General Electric Commercial Equipment Financing (GE Commercial). The loan was structured so that the Company received $8.0 million immediately and GE Commercial retained $1.25 million as a security deposit. The interest rate on the term loan is the 30-day commercial paper rate plus 2.03% and includes prepayment penalties of 2% for the first twelve months, 1% for the second twelve months and 0% thereafter. The term loan is structured to have monthly payments over seven years. The loan agreement contains the same financial covenants as the Bank Facility and Finance Facility, as amended, discussed above. The collateral for the loan is the Midnight Eagle and the security deposit described above. The Company utilized the proceeds from the loan to fund the improvements to the Midnight Wrangler and a portion of the Midnight Express conversion costs.

In December 2003, the Company refinanced the debt used to acquire the Midnight Wrangler with General Electric Capital Corporation (GE Capital) by entering into a secured term loan in the principal amount of $15.0 million. The secured term loan is structured to have quarterly payments over seven years. The interest rate on the term loan is 4.25% over LIBOR and the terms contained an origination discount of 1.50%. The loan agreement contains various covenants beginning on March 31, 2005, including a minimum EBITDA (as defined) of $18.5 million, a minimum fixed charge ratio (as defined) of 1.05 to 1, and a maximum leverage ratio (as defined) of 5.25 to 1 for the financial quarters ended in the period from October 1, 2004 through September 30, 2005. These maximum leverage ratios decline by 0.50 to 1 for each of the following four years before reaching 3.25 to 1 that applies for the financial quarters ended from October 1, 2008 and thereafter. The collateral for the loan is the Midnight Wrangler, Midnight Runner and Midnight Gator. A final payment was made to Global Marine in December 2003. This early termination of debt resulted in a gain to the Company of $0.9 million that is recorded in the December 31, 2003 financial statements.

As of December 31, 2003, the fair value of the Company's debt obligations approximated carrying value.

The Company's debt consists of the following (in thousands):

                                                             DECEMBER 31,
                                                          2003          2002
                                                       ----------    ----------
Finance Facility ....................................  $   45,639    $       --
Receivable line of credit ...........................       7,227         4,271
GE Commercial - Midnight Eagle term loan ............       8,404            --
GE Capital - Midnight Wrangler term loan ............      15,000            --
Other debt (Note 9) .................................          49            60
                                                       ----------    ----------
      Total debt ....................................      76,319         4,331
      Less current portion ..........................      56,262         4,285
                                                       ----------    ----------
      Total long-term debt ..........................  $   20,057    $       46
                                                       ==========    ==========

As of December 31, 2003, the Company was not in compliance with the amended consolidated current ratio covenant of 1.00 to 1 or the debt service coverage ratio of 1.20 to 1 of the Bank Facility, the Finance Facility and the GE Commercial term loan. The amended consolidated current ratio is calculated by adding the GE Commercial term loan security deposit of $1.25 million to current assets and excluding from current liabilities the current portion of the Finance Facility. For the quarter ended June 30, 2003, the Company had received covenant waivers from Regions Bank, EDC and GE Commercial for the non-compliance at that time. In addition, the Company amended the consolidated current ratio financial covenant so that the Company would have to meet a consolidated current ratio of
1.00 to 1 for the quarters ending September 30, 2003 and December 31, 2003. The consolidated current ratio requirement was to return to 1.30 to 1 in the first quarter of 2004. However, the Company did not meet the amended consolidated current ratio covenant as of September 30, 2003 and received covenant waivers from Regions Bank, EDC and GE Commercial for the non-compliance. In addition, the Company amended the consolidated current ratio financial covenant again so that the Company will have to meet a consolidated current ratio of 1.00 to 1 as of December 31, 2003 and 1.10 to 1 as of March 31, 2004. The consolidated current ratio requirement would return to 1.30 to 1 in the second quarter of 2004. However, as of December 31, 2003, the Company again failed to meet the consolidated current ratio of 1.00 to 1 in addition to the debt service coverage ratio of 1.20 to 1 and has obtained waivers from Regions Bank, EDC and GE Commercial for the non-compliance. Once again, the Company amended the consolidated current ratio covenant to 0.70 to 1 for the four quarters of 2004 and then the consolidated current ratio covenant returns to 1.00 to 1 as of March 31, 2005. These measures have enhanced the Company's ability to achieve compliance; however, there can be no assurance that compliance will be maintained. If compliance is not maintained, all credit agreements could be declared to be in default and all amounts outstanding, including the $20.0 million of debt associated with the Midnight Eagle and Midnight Wrangler facilities, currently classified as long-term could be demanded for payment and creditors would have the right to seize the applicable collateral. The Company's obligations under its credit agreements are secured by substantially all of the Company's assets. Any defaults under the credit agreements would adversely impact the Company's ability to sustain its operations in the normal course and have a material effect on its financial condition and results of operations.

Aggregate annual maturities of all debt instruments for the next five years and thereafter are as follows:

                2004              $56,262
                2005                3,406
                2006                3,448
                2007                3,488
                2008                3,521
                Thereafter          6,194

8.    INCOME TAXES:

In connection with the Public Offering, the Company became subject to corporate level taxation and recorded a $2.6 million charge based upon cumulative book and tax basis differences at the date of change in taxpayer status. The

Company recorded a $2.9 million benefit (a 24% effective tax rate) attributable to operating losses for the year ended December 31, 2003, a $0.2 million provision (a 35% effective tax rate) attributable to operating earnings for the year ended December 31, 2002 and a $0.6 million provision (a 35% effective tax rate) attributable to operating earnings after the Public Offering for the period ended December 31, 2001. From 1997 until the Public Offering the Company had not been subject to income taxes. The $2.9 million benefit recorded for the year ended December 31, 2003 is net of a $1.3 million income tax valuation allowance to eliminate the Company's net deferred tax asset position.

The provision for income taxes reflected in the statement of operations consisted of the following for the years ended December 31, 2003, 2002 and 2001 (in thousands):

                                                   YEARS ENDED DECEMBER 31,
                                                 2003        2002        2001
                                               --------    --------    --------
Current tax benefit .........................  $     --    $     --    $    808
Deferred tax benefit (expense) ..............     2,923        (213)     (3,973)
                                               --------    --------    --------
                                               $  2,923    $   (213)   $ (3,165)
                                               ========    ========    ========

Reconciliations of the differences between income taxes from operations computed at the federal statutory tax rate and income taxes recorded follow (in thousands):

                                                                                    YEARS ENDED DECEMBER 31,
                                                                                  2003        2002        2001
                                                                                --------    --------    --------
Income tax benefit (expense) computed at the federal statutory tax rate ......  $  4,252    $   (207)   $   (881)
   Increase attributable to:
    Non-taxable income due to tax status .....................................        --          --         292
    Impact of cumulative differences in book and tax basis (Note 2) ..........        --          --      (2,608)
    State taxes and other ....................................................        --          (6)         32
    Deferred tax asset valuation allowance ...................................    (1,329)         --          --
                                                                                --------    --------    --------
Income tax benefit (expense) .................................................  $  2,923    $   (213)   $ (3,165)
                                                                                ========    ========    ========

The difference in the effective tax rate and statutory tax rate for 2003 is due to the valuation allowance of $1.3 million recorded to fully offset the net deferred tax asset during the fourth quarter of 2003. SFAS 109 provides for the weighing of positive and negative evidence in determining whether it is more likely than not that a deferred tax asset is recoverable. The Company has incurred losses in 2001 and 2003 and has losses on an aggregate basis for the three-year period ended December 31, 2003. Deferred income tax assets are reduced by a valuation allowance when it is more likely than not that some portion or all of the deferred income tax assets will not be realized. Despite management projections of future income, relevant accounting guidance suggests that a recent history of cumulative losses constitutes significant negative evidence, and that future expectations about income are overshadowed by such recent losses.

The components of the Company's deferred taxes at December 31, 2003 and 2002 follow (in thousands):

                                                           YEAR ENDED               YEAR ENDED
                                                       DECEMBER 31, 2003        DECEMBER 31, 2002
                                                                   LONG-                     LONG-
                                                      CURRENT      TERM        CURRENT       TERM
                                                      --------    --------     --------    --------
Deferred tax assets:
  Allowance for doubtful accounts ..................  $    692    $     --     $    428    $     --
  Other accruals ...................................       316          --          357          --
  Tax loss carryforward ............................        --      10,655           --       3,762
                                                      --------    --------     --------    --------
Total deferred tax assets ..........................  $  1,008    $ 10,655     $    785    $  3,762
                                                      --------    --------     --------    --------

Deferred tax liabilities:
  Property, plant and equipment, and other .........  $     --    $ (9,127)    $     --    $ (5,407)

  Drydocking .......................................        --        (282)          --        (991)
  Prepaid expenses .................................      (925)         --       (1,072)         --
                                                      --------    --------     --------    --------
Total deferred tax liabilities .....................  $   (925)   $ (9,409)    $ (1,072)   $ (6,398)
                                                      --------    --------     --------    --------

Deferred tax asset valuation allowance .............       (83)     (1,246)          --          --
                                                      --------    --------     --------    --------
Net deferred tax liability .........................  $     --    $     --     $   (287)   $ (2,636)
                                                      ========    ========     ========    ========

The Company has a net operating loss carryforward of $30.4 million at December 31, 2003, which begins to expire in 2021.

9.    RELATED PARTY TRANSACTIONS:

The Company purchases catering services for the galleys of some of its vessels from a company partially owned by Mrs. Stockstill. Purchases for 2003, 2002 and 2001 totaled $1,695,000, $165,000 and $33,000, respectively. The Company also purchased fuel from a company partially owned by Mrs. Stockstill. Purchases for 2003, 2002 and 2001 totaled $457,000, $234,000 and $53,000, respectively.
Amounts due to these related parties (included in accounts payable) were approximately $657,000 and $103,000 as of December 31, 2003 and 2002, respectively.

In December 2002, the Company entered into a five-year lease agreement for a rental property for customer entertainment purposes from an investment holding company wholly-owned by Mr. Stockstill. The annual lease obligation approximates $51,000.

During 2002, the Company purchased a leisure fishing vessel for customer entertainment purposes from an investment holding company wholly-owned by Mr. Stockstill. The total cost of the vessel was approximately $0.1 million, of which $41,000 was paid by the Company in cash during 2002 plus the Company assumed debt of $60,000. The debt will be paid by the Company in monthly installments over a five-year period and is classified as other debt on the balance sheet (see Note 7).

10.   SIGNIFICANT CUSTOMERS:

Two customers represented approximately 30% of the Company's revenues for the year ended December 31, 2003. No individual customer made up more than 10% of the Company's revenues for the years ended December 31, 2002 or 2001.

11. COMMITMENTS AND CONTINGENCIES:

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

The Company presently has employment agreements with three officers. One employment agreement expires on July 30, 2004 and includes severance benefits for early termination equal to twelve months salary for this individual as well as a non-compete clause for a period of twelve months after termination. This employment agreement automatically renews for successive one-year terms unless terminated. The second employment agreement expires on September 22, 2005 and includes severance benefits for early termination equal to six months salary for this individual as well as a non-compete clause for a period of six months after termination. This employment agreement automatically renews for successive one-year terms unless terminated. The final employment agreement expires on December 31, 2006 and includes severance benefits for early termination equal to twelve months salary for this individual as well as a non-compete clause for a period of twelve months after termination. The employment agreement includes automatic increases in base salary on an annual basis. This employment agreement automatically renews for successive one-month terms unless terminated.

Lease Commitments - The Company's obligations under operating lease commitments as of December 31, 2003 totaled $4.2 million for 2004, $1.3 million for 2005, $0.1 million for 2006, $0.1 million for 2007, none for 2008 and thereafter. The majority of the obligation relates to the Company's charter of the Midnight Arrow. The Company's charter of the Midnight Hunter is not included in the above amounts as the charter was not entered into until January 2004. The Company's operating lease commitments for the Midnight Hunter are $4.7 million for 2004 and $3.6 million for 2005.

The Company also leases real property in the normal course of business under varying operating leases that generally provide for fixed monthly rentals. Rent expense for the years ending December 31, 2003, 2002 and 2001 was $4.2 million, $3.9 million and $3.3 million, respectively.

In early 2000, the Company commenced a five-year new-build charter for the Midnight Arrow, a DP-2 deepwater subsea construction vessel. The long-term charter is with Adams Offshore Ltd. and expires in March 2005, but can be terminated on July 23, 2004 by paying $300,000, or on November 24, 2004 by paying $100,000. The charter amount includes the marine crew, maintenance and repairs, drydock costs and certain insurance coverages. Under the terms of the charter, the Company has the exclusive option to purchase the vessel for $8.25 million or the ability to extend the charter for an additional two years at the end of the charter period. This charter is being accounted for as an operating lease.

In January 2004, the Company entered into a time charter for the Midnight Hunter, a 340-foot DP-2 deepwater capable vessel. The time charter for the Midnight Hunter is at a day rate of $14,500 per day and extends through September 2, 2005, with provisions for extension or outright purchase. The charter amount includes the marine crew, maintenance and repairs, drydock costs and certain insurance coverages. The vessel was previously under charter by the Company, but the Company cancelled the charter in January 2003 because the vessel did not meet certain specifications as outlined in the charter agreement which prevented the Company from performing some types of work, particularly deepwater pipelay (see further discussion below). However, the Company has re-chartered the vessel at a lower day rate and has altered its intentions for use of the vessel. The Company intends to utilize the DP-2 vessel in a diving support capacity, which will allow it to perform deepwater tie-ins with the Company's 1,000-foot saturation system that has been installed on the vessel.

Other Commitments - The Company has executed contracts with several critical equipment suppliers related to the conversion of the Midnight Express. In December 2002, the Company entered into a contract with Davie Maritime, Inc. of Quebec, Canada to complete the conversion of the Midnight Express at a contract value of $25.3 million ($37.1 million inclusive of assigned critical equipment supplier contracts) that became effective in April 2003. Due to the recent settlement with Davie Maritime, Inc., the shipyard contract, inclusive of assigned critical equipment supplier contracts, is now valued at $51.9 million of which $6.5 million has come from approved change orders and $8.3 million from an agreed increase in contract price. The remaining outstanding contracts for the conversion of the Midnight Express, including the Davie Maritime, Inc. contract described above, aggregate $82.7 million, of which $61.5 million had been paid as of December 31, 2003. In the event the Company terminates these contracts, the Company is required to pay certain of these suppliers' costs incurred to date while other suppliers are entitled to the full value of the contract, depending upon the terms of the relevant agreement. The Company believes its present termination cost exposure on these contracts totals approximately $21.1 million.

Contingencies - The Company has been named as a defendant in a stockholder class action suit filed by purported stockholders regarding the Public Offering. This lawsuit, Karl L. Kapps, et. al. v. Torch Offshore, Inc. et. al., No. 02-

00582, which seeks unspecified monetary damages, was filed on March 1, 2002 in the United States District Court for the Eastern District of Louisiana. The lawsuit was dismissed on December 19, 2002 for failure to state a claim upon which relief could be granted. The plaintiffs have appealed to the United States Court of Appeals for the Fifth Circuit. Oral arguments have been completed and the Company is awaiting the decision of the Court. The Company believes the allegations in this lawsuit are without merit and continues to vigorously defend this lawsuit. Even so, an adverse outcome in this class action litigation could have a material adverse effect on the Company's financial condition or results of operations.

The Company was named as a defendant in a lawsuit (Bluffview Capital, LP v. Torch Offshore, Inc., No. 2002-7662, filed in the 134th Judicial District Court, Dallas County, Texas on August 26, 2002) brought by a former service provider. The plaintiff was originally hired to assist the Company in obtaining financing, among other services. The Company terminated the relationship and disputed the plaintiff's interpretation of certain provisions regarding the services to be provided and the calculation of fees allegedly earned. The case was settled in October 2003 with no significant impact on the Company's results of operations.

In May 2002, the Company entered into an agreement with Cable Shipping, Inc. to time charter a vessel, the G. Murray, under a three-year contract at a rate of $18,500 per day. The time charter commenced in the third quarter of 2002 and the vessel was renamed the Midnight Hunter. However, on January 24, 2003, the Company terminated the time charter because of the vessel's failure to meet certain specifications outlined in the charter agreement. In November 2003, a London arbitrator issued a ruling against the Company's recission claim, finding that the Company was not entitled to terminate the charter, but did rule in favor of the Company on the warranty claim for breach of contract. An interim award of $2.2 million was made in favor of Cable Shipping, Inc. The Company has recorded the full amount of the interim award in its financial statements as of December 31, 2003. The Company attempted to appeal the ruling, but on April 7, 2004 the appeal was denied. The escrowed award will now be released to Cable Shipping, Inc. Each party will now make submissions as to quantum of damages for the claim upon which it was successful and a further hearing will be held. Additional amounts awarded to the parties will likely be netted in favor of Cable Shipping, Inc. While an estimate of the net impact of the damages to be awarded with respect to this matter is not currently quantifiable, it is possible that future damages to be awarded to Cable Shipping, Inc. in this matter could have a material adverse effect on the Company's financial condition and/or results of operations.

In March 2003, the Company filed a lawsuit (Torch Offshore, Inc. v. Newfield Exploration Company, No. 03-0735, filed in the United States District Court, Eastern District of Louisiana on March 13, 2003) against Newfield Exploration Company (Newfield) claiming damages of approximately $2.1 million related to work completed for Newfield in the Gulf of Mexico at Grand Isle Block 103-A. The lawsuit alleges that the Company did not receive all compensation to which it was entitled pursuant to the contract. As of December 31, 2003, the Company has written off the full amount of the claim. However, the Company intends to continue to pursue this claim.

In July 2003, the Company filed a lawsuit (Torch Offshore, Inc. et al v. Stolt Offshore, Inc., Algonquin Gas Transmission Company and Duke Energy, No. 03-1915, in the United States District Court, Eastern District of Louisiana on July 3,
2003) against Stolt Offshore, Inc. (Stolt), and its customer, seeking recovery of approximately $7.6 million related to work completed for Stolt in Boston, Massachusetts. The Company worked as a subcontractor to Stolt, who was engaged by Algonquin Gas Transmission Company to complete the Boston Hubline project, an underwater pipeline crossing the Boston Harbor. The lawsuit alleged that the Company did not receive all compensation to which the Company was entitled pursuant to the subcontract the Company had with Stolt. Two other subcontractors to Stolt joined with the Company and filed as plaintiffs in the lawsuit. Additionally, the Company, along with two other subcontractors, filed a lawsuit in Massachusetts (Civil Action No. 03-01585), which included a claim for breach of contract as well as a claim to assert mechanics' liens against Algonquin's easement located in Weymouth, Norfolk County, Massachusetts. In March 2004, the Company reached a settlement with Stolt in the amount of $6.2 million and the full amount of the difference between the claim and the final settlement (a loss of approximately $1.4 million) is recorded in the financial statements as of December 31, 2003. The lawsuits have been dismissed and the lien claims have been released.

Because of the nature of its business, the Company is, from time to time, involved in routine litigation or subject to various other disputes or claims related to its business operations (other miscellaneous legal matters). The Company has engaged legal counsel to assist in defending all such legal matters, and management intends to vigorously defend all claims. The Company does not believe, based on all available information, that the outcome of these other miscellaneous legal matters will have a material effect on its financial position or results of operations.

12.   STOCKHOLDERS' EQUITY:

Treasury Stock - In August 2001, the Company's Board of Directors approved the repurchase of up to $5.0 million of the Company's outstanding common stock. Purchases will be made on a discretionary basis in the open market or otherwise over a period of time as determined by management subject to market conditions, applicable legal requirements and other factors. As of December 31, 2003, 712,471 shares had been repurchased at a total cost of approximately $4.3 million.

Stock Option Plan - The Company's 2001 Long-Term Incentive Plan authorizes 3.0 million shares of the Company's common stock to be granted to employees, directors and affiliates in the form of options, stock, phantom stock, performance based stock or stock appreciation rights. As of December 31, 2003, stock options covering 449,548 shares of common stock with a weighted average price of $9.95 per share, and 44,687 shares of restricted stock, both vesting generally over five years, were outstanding. Prior to the Public Offering grant, only stock option grants associated with the Company's predecessor were outstanding (see Note 11).

The following table shows the changes in options outstanding under the 2001 Long-Term Incentive Plan for the years ended December 31, 2003, 2002 and 2001:

                                               NUMBER OF        WEIGHTED AVERAGE
                                                OPTIONS          EXERCISE PRICE
                                               ---------        ----------------
  Granted ...................................   255,943             $ 16.00
  Cancelled .................................    32,188               16.00
  Exercised .................................        --                  --
                                                -------
Outstanding at December 31, 2001
  (23,906 exercisable) ......................   223,755               16.00
  Granted ...................................   233,000                8.50
  Cancelled .................................    87,313               13.76
  Exercised .................................        --                  --
                                                -------
Outstanding at December 31, 2002
  (42,688 exercisable) ......................   369,442               11.80
  Granted ...................................   125,600                5.38
  Cancelled .................................    45,494               12.38
  Exercised .................................        --                  --
                                                -------
Outstanding at December 31, 2003
  (100,859 exercisable) .....................   449,548             $  9.95
                                                =======

The following table summarizes information on stock options outstanding and exercisable as of December 31, 2003, pursuant to the 2001 Incentive Plan:

                                      OPTIONS OUTSTANDING                                OPTIONS EXERCISABLE
                     -------------------------------------------------------    -----------------------------------
                                           WEIGHTED
                                           AVERAGE               WEIGHTED
   RANGE OF            SHARES              REMAINING             AVERAGE          SHARES           WEIGHTED AVERAGE
EXERCISE PRICES      OUTSTANDING        CONTRACTUAL LIFE      EXERCISE PRICE    EXERCISABLE         EXERCISE PRICE
---------------      -----------        ----------------      --------------    -----------         --------------
 $5.10 - $6.57         136,600             9.3 years              $ 5.37            5,400               $5.46
     $8.77             175,600             8.4 years              $ 8.77           37,520               $ 8.77
    $16.00             137,348             7.4 years              $16.00           57,939               $16.00

13.   EMPLOYEE BENEFIT PLAN:

The Company has a 401(k) defined contribution plan whereby eligible employees are allowed to contribute on a tax deferred basis a portion of their compensation (subject to certain limitations) for investment within the plan. Earnings from the plan accumulate to the benefit of the employees on a tax-deferred basis. The Company matches employee contributions up to 6% of the respective employees' compensation. Plan participants vest in the Company's matching contributions over a five-year period. The amount contributed to the plan by the Company totaled $406,000 for 2003, $340,000 for 2002 and $318,000 for 2001.

14.   CAPITAL RESOURCES, LIQUIDITY AND SUBSEQUENT EVENTS

The Company faces significant financial liquidity issues in 2004 as a result of adverse business conditions in the industry, significant costs of expanding the Company's fleet of DP-2 vessels, the recent arbitration ruling in the Midnight Hunter case, and other events with a direct impact on the Company's earnings. The accompanying financial statements reflect significant net losses in 2003 of $9.2 million and a working capital deficit of $55.0 million as of December 31, 2003, which includes the $45.6 million amount due under the Company's Finance Facility to build the Midnight Express.

Subsequent to December 31, 2003, management has taken steps to address the Company's requirements for financial liquidity and has developed a financial plan that it believes will provide the Company sufficient financial resources to conduct its business plans during 2004. This business plan involves completing the conversion of the Midnight Express within current financial constraints, raising additional capital to fund working capital and debt obligation requirements, potentially disposing of certain vessels and entering into an agreement(s) for utilization of the Midnight Express upon completion of its sea trials. Success in this business plan is essential for the Company to continue its operations in the future and to meet both its near-term and long-term financial obligations.

The steps taken by the Company subsequent to December 31, 2003 and management's plan to address its financial liquidity requirements are described below.

CONVERSION OF THE MIDNIGHT EXPRESS

In April 2004, the Company entered into an agreement with Regions Bank and EDC for an additional $19.0 million on the Finance Facility to complete the conversion of the Midnight Express. In addition, they have agreed to extend the time frame of the construction period of the Finance Facility from June 30, 2004 to October 31, 2004 at which point the construction period financing will convert to term status. Regions Bank and EDC have also amended certain covenant obligations that the Company must meet in 2004. The consolidated current ratio covenant is now at 0.70 to 1 as of March 31, 2004 and through December 31, 2004.

The Company has also come to a settlement with Davie Maritime, Inc., the shipyard that is completing the conversion of the Midnight Express in Quebec, Canada, in the amount of $8.3 million. This settlement covers all of the claims made by Davie Maritime, Inc. against the Company. Since the initial contract signing, the shipyard contract has grown from $37.1 million to $51.9 million of which $6.5 million has been approved change orders and $8.3 million has resulted from an increase in price. The agreement also calls for a final delivery date of the vessel of May 21, 2004. Should Davie Maritime, Inc. not deliver the vessel on May 21, 2004, or a later date which could arise due to permissible delays, Davie Maritime, Inc. will incur liquidated damages following a seven-day grace period ranging from $25,000 to $50,000 per day based on the number of days delinquent in delivery of the vessel not to exceed 10% of the total value of the contract.

After the Midnight Express leaves the Davie Maritime, Inc. shipyard, the Company expects an additional 90 days before the vessel is ready to enter the Company's active fleet. During this 90-day period, the Company will install the patented pipelay system at the manufacturer's operation in Amsterdam. In addition, the Company will install the 500-ton crane. Further outfitting and installation of the pipe handling system will occur in the Gulf of Mexico, as will the final sea trials for the vessel. The Company expects the vessel to enter the active fleet in the latter portion of the third quarter of 2004.

UTILIZATION OF THE MIDNIGHT EXPRESS

In August 2002, we developed a deepwater group to initiate our entrance into the deepwater market using the Midnight Hunter and Midnight Wrangler. The group has completed various pipelay projects and subsea construction projects. This group has also been dedicated to the marketing of the Midnight Express. To date, we have submitted the Midnight Express to multiple customers on various types of bids. We are in discussions with several customers to perform work in the last quarter of 2004 in the Gulf of Mexico as well as international work in 2005. There is no assurance that such contracts or charters will be awarded to the Company.

ADDITIONAL CAPITAL

In March 2004, the Company settled with Stolt Offshore, Inc. (Stolt) in the amount of $6.2 million for recovery of work the Company completed for Stolt in relation to the Boston Hubline project in the first half of 2003. The Company collected these funds in March 2004 and used them for general operating purposes and to help meet the Company's debt obligations in 2004.

The Company is also seeking other means of raising funds, including the private and public equity markets. The Company's ability to raise additional capital will depend on the status of capital and industry markets. Raising additional capital during 2004 is a requirement for the Company to continue to conduct operations and meet debt obligations. Failure to do so will have a significant adverse impact on the Company's liquidity. The amended Finance Facility specifies the Company is to raise approximately $10.0 million by June 30, 2005 and requires that the first $10.0 million of proceeds associated with such an offering be used to reduce amounts outstanding under the Finance Facility.

DISPOSAL OF VESSELS

In connection with the Company's efforts to raise funds, the Company is also pursuing the sale of certain vessels into foreign markets either through charters to operators in these foreign markets or the outright sale of these vessels. The Company has had discussions with various parties about such a transaction; however, no final agreements have been tendered. There is no assurance that the Company will reach such an agreement and complete a transaction during 2004. The Finance Facility specifies that any proceeds from the sale of these vessels is pledged to them, including the Midnight Carrier, Midnight Star, Midnight Dancer, Midnight Fox, Midnight Brave and Midnight Rider. The proceeds from such a sale are to be used to repay the amounts due under the Finance Facility.

                        --------------------------------

Consummation of the above transactions is expected to occur in 2004. Management believes that these transactions would provide sufficient funding for the Company's debt and working capital requirements for 2004. Because these transactions are not complete, they involve inherent uncertainties, including uncertainties beyond the Company's control. These conditions raise substantial doubt about the Company's ability to continue as a going concern.

Management believes that completion of the transactions described above will provide sufficient financial resources to conduct the Company's business plans during 2004. However, there are no assurances that the Company will successfully accomplish the objectives of such plans.

15.   QUARTERLY FINANCIAL DATA (UNAUDITED):

Following is a summary of consolidated interim financial results:

                                                                FISCAL YEAR 2003 QUARTERS
(in thousands, except per share data)                    FIRST      SECOND       THIRD      FOURTH
Revenues ............................................  $17,029     $13,876     $15,262     $19,390
Operating Income (Loss) .............................      102(1)   (1,794)(2)  (2,106)(3)  (9,237)(4)
Net Income (Loss) ...................................       67      (1,166)     (1,369)     (6,758)(5)
Basic Earnings (Loss) Per Share .....................     0.01       (0.09)      (0.11)      (0.54)
Diluted Earnings (Loss) Per Share ...................     0.01       (0.09)      (0.11)      (0.54)

                                                               FISCAL YEAR 2002 QUARTERS
(in thousands, except per share data)                    FIRST     SECOND      THIRD     FOURTH
Revenues                                               $16,725    $12,910    $13,833    $24,522
Operating Income (Loss)                                    799       (679)      (477)       733(6)
Net Income (Loss)                                          563       (414)      (298)       544
Basic Earnings (Loss) Per Share                           0.04      (0.03)     (0.02)      0.04
Diluted Earnings (Loss) Per Share                         0.04      (0.03)     (0.02)      0.04

(1) Includes approximately $0.7 million related to the termination of the Midnight Hunter charter.

(2) Includes approximately $0.7 million related to the termination of the Midnight Hunter charter.

(3) Includes approximately $0.7 million related to the termination of the Midnight Hunter charter.

(4) Includes approximately $1.6 million related to the asset impairment charge on the Midnight Carrier and approximately $2.6 million of charges relating to claims and settlements for work completed in prior periods.

(5) Includes a pre-tax gain of approximately $0.9 million related to the early retirement of debt and a $1.3 million deferred tax asset valuation allowance.

(6) Includes approximately $0.9 million related to the termination of the Midnight Hunter charter.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

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

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required by this item is set forth under the captions "Election of Directors" and "Section 16(a) Beneficial Ownership Reporting Compliance" in the Company's definitive Proxy Statement (the "2004 Proxy Statement") for its annual meeting of stockholders to be held on May 20, 2004, which sections are incorporated herein by reference.

Pursuant to Item 401(b) of Regulation S-K, the information required by this item with respect to executive officers of the Company is set forth in Part I of this report.

We have adopted the Torch Offshore, Inc. Code of Business Conduct and Ethics (the "Code"), a code of ethics that applies to all employees, including our Chief Executive Officer, Chief Financial Officer and Corporate Controller. The Code is being filed as Exhibit 14 in this Annual Report on Form 10-K. Any substantive amendments to the Code, or any waivers granted for any directors or our Chief Executive Officer, Chief Financial Officer or Corporate Controller will be disclosed in a report on Form 8-K.

ITEM 11. EXECUTIVE COMPENSATION

The information required by this item is set forth in the sections entitled "Election of Directors - Director Compensation" and "Executive Compensation" in the 2004 Proxy Statement, which sections are incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Except as set forth below, the information required by this item is set forth in the section entitled "Security Ownership of Certain Beneficial Owners and Management" in the 2004 Proxy Statement, which section is incorporated herein by reference.

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

The following table provides information as of December 31, 2003, with respect to equity compensation plans under which our common stock is authorized for issuance.

                                                                                            NUMBER OF SECURITIES
                                                                                            REMAINING AVAILABLE
                                                                                            FOR FUTURE ISSUANCE
                                              NUMBER OF SECURITIES    WEIGHTED AVERAGE          UNDER EQUITY
                                               TO BE ISSUED UPON      EXERCISE PRICE OF      COMPENSATION PLANS
                                                  EXERCISE OF            OUTSTANDING       (EXCLUDING SECURITIES
                                              OUTSTANDING OPTIONS,    OPTIONS, WARRANTS      REFLECTED IN FIRST
                 PLAN CATEGORY                WARRANTS AND RIGHTS        AND RIGHTS                COLUMN)
                 -------------                -------------------        ----------                -------
Equity Compensation Plans Approved by
  Stockholders .............................        449,548                 $9.95                 2,487,637
Equity Compensation Plans Not Approved
  by Stockholders ..........................             --                    --                        --
                                                    -------                                       ---------
Total at December 31, 2002 .................        449,548                 $9.95                 2,487,637

See Note 13 to our financial statements for further information regarding the significant features of the above plan.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this item is set forth in the section entitled "Election of Directors - Certain Transactions" in the 2004 Proxy Statement, which section is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item is set forth in the section entitled "Audit Fees" in the 2004 Proxy Statement, which section is incorporated herein by reference.

                                    PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(A)   1.    FINANCIAL STATEMENTS:

      Reports of Independent Auditors.....................................................................................  45
      Consolidated Balance Sheets as of December 31, 2003 and 2002........................................................  47
      Consolidated Statements of Operations for the Years Ended December 31, 2003, 2002 and 2001..........................  48
      Consolidated Statements of Changes in Stockholders' Equity for the Years Ended December 31, 2003, 2002 and 2001.....  49
      Consolidated Statements of Cash Flows for the Years Ended December 31, 2003, 2002 and 2001..........................  50
      Notes to Consolidated Financial Statements..........................................................................  51

      2.    FINANCIAL STATEMENT SCHEDULES:

      All financial statement schedules are omitted because the information is not required or because the information required is in the financial statements or notes thereto.

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

      10.19  --   Assignment of Insurances between (1) Torch Offshore Inc., as
                  Assignor, and (2) Global Marine Systems Limited, as Assignee
                  (Incorporated by reference to Exhibit 99.4 to the Company's
                  Current Report on Form 8-K filed December 23, 2002).

      10.20  --   First Preferred Vanuatu Ship Mortgage on m.v. "Midnight
                  Wrangler" formerly "Wave Alert" between (1) Torch Offshore
                  Inc., as Owner, and (2) Global Marine Systems Limited, as
                  Mortgagee (Incorporated by reference to Exhibit 99.5 to the Company's Current Report on Form 8-K filed December 23, 2002).

      *10.21 --   Conversion Contract between Davie Maritime, Inc., as Builder, and Torch Express L.L.C., as Owner, dated December 3, 2002
                  (Incorporated by reference to Exhibit 10.21 to the Company's
                  Form 10-K for the year ended December 31, 2003).

      *10.22 --   Loan Agreement by and among General Electric Capital
                  Corporation ("Lender"), a Delaware corporation, Torch
                  Offshore, L.L.C. ("Borrower"), a Delaware limited liability company, and Torch Offshore, Inc., a Delaware corporation
                  ("Guarantor") and Promissory Note (Incorporated by reference to Exhibit 10.22 to the Company's Form 10-K for the year ended
                  December 31, 2003).

      *10.23 --   Continuing Guaranty by Torch Offshore, Inc., a Delaware
                  Corporation, in favor of General Electric Capital Corporation, a Delaware Corporation, Guarantying the Indebtedness of Torch
                  Offshore, L.L.C. (Incorporated by reference to Exhibit 10.23 to the Company's Form 10-K for the year ended December 31,
                  2003).

      *10.24 --   First Preferred Ship Mortgage Granted by Torch Offshore,
                  L.L.C., Owner, in Favor of General Electric Capital
                  Corporation, Mortgagee, on the United States Flag Vessel Named
                  Midnight Eagle (Incorporated by reference to Exhibit 10.24 to the Company's Form 10-K for the year ended December 31, 2003).

      *10.25 --   Employment Agreement between Torch Offshore, Inc. and Robert
                  E. Fulton dated July 30, 2002 (Incorporated by reference to
                  Exhibit 10.25 to the Company's Form 10-K for the year ended
                  December 31, 2003).

      *10.27 --   First Amendment to the Conversion Contract dated December 3,
                  2002 between Davie Maritime, Inc. as Builder, and Torch
                  Express L.L.C., as Owner (Incorporated by reference to Exhibit
                  99.2 to the Company's Current Report on Form 8-K filed April
                  22, 2003).

      *10.28 --   Second Amendment to the Conversion Contract dated December 3,
                  2002 between Davie Maritime, Inc. as Builder, and Torch
                  Express L.L.C., as Owner (Incorporated by reference to Exhibit
                  99.3 to the Company's Current Report on Form 8-K filed April
                  22, 2003).

      *10.29 --   Third Amendment to the Conversion Contract dated December 3,
                  2002 between Davie Maritime, Inc. as Builder, and Torch
                  Express L.L.C., as Owner (Incorporated by reference to Exhibit
                  99.4 to the Company's Current Report on Form 8-K filed April
                  22, 2003).

      *10.30 --   Fourth Amendment to the Conversion Contract dated December 3,
                  2002 between Davie Maritime, Inc. as Builder, and Torch
                  Express L.L.C., as Owner (Incorporated by reference to Exhibit
                  99.5 to the Company's Current Report on Form 8-K filed April
                  22, 2003).

      *10.31 --   Fifth Amendment to the Conversion Contract made as of December
                  3, 2002 between Davie Maritime, Inc. a company organized and existing under the laws of Canada, and Torch Express L.L.C., a company organized and existing under the laws of Louisiana
                  (Incorporated by reference to Exhibit 99.6 to the Company's
                  Current Report on Form 8-K filed April 22, 2003).

      *10.32 --   Parent Company Guarantee to Davie Maritime, Inc. from Torch
                  Offshore, Inc. (Incorporated by reference to Exhibit 99.7 to the Company's Current Report on Form 8-K filed April 22,
                  2003).

      *10.33 --   Credit Agreement, Effective April 23, 2002, By and Among Torch
                  Offshore, Inc. as Borrower, Regions Bank, as Agent, and
                  Regions Bank and Export Development Canada, as Lenders
                  (Incorporated by reference to Exhibit 99.2 to the Company's
                  Current Report on Form 8-K filed May 12, 2003).

      *10.34 --   Waiver and Second Amendment to Amended and Restated Loan
                  Agreement among Torch Offshore, Inc. and Regions Bank
                  (Incorporated by reference to Exhibit 10.1 to the Company's
                  Quarterly Report on Form 10-Q for the period ended June 30,
                  2003).

      *10.35 --   Waiver and Second Amendment to Credit Agreement among Torch
                  Offshore, Inc., Regions Bank and Export Development Canada
                  (Incorporated by reference to Exhibit 10.2 to the Company's
                  Quarterly Report on Form 10-Q for the period ended June 30,
                  2003).

      *10.36 --   Waiver and Amendment No. 1 to Loan Agreement dated March 21,
                  2003 between General Electric Capital Corporation, Torch
                  Offshore, L.L.C. and Torch Offshore, Inc. (Incorporated by reference to Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q for the period ended June 30, 2003).

      *10.37 --   Waiver and Third Amendment to Amended and Restated Loan
                  Agreement among Torch Offshore, Inc. and Regions Bank
                  (Incorporated by reference to Exhibit 10.1 to the Company's
                  Quarterly Report on Form 10-Q for the period ended September
                  30, 2003).

      *10.38 --   Waiver and Third Amendment to Credit Agreement among Torch
                  Offshore, Inc., Regions Bank and Export Development Canada
                  (Incorporated by reference to Exhibit 10.2 to the Company's
                  Quarterly Report on Form 10-Q for the period ended September
                  30, 2003).

      *10.39 --   Waiver and Amendment No. 2 to Loan Agreement dated March 21,
                  2003 between General Electric Capital Corporation, Torch
                  Offshore, L.L.C. and Torch Offshore, Inc. (Incorporated by reference to Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q for the period ended September 30, 2003).

      *10.40 --   Lease Agreement by and between Thrustmaster of Texas, Inc. and
                  Torch Offshore, Inc. (Incorporated by reference to Exhibit
                  10.4 to the Company's Quarterly Report on Form 10-Q for the period ended September 30, 2003).

      *10.41 --   Employment Agreement between Torch Offshore, Inc. and Patrice
                  Chemin dated September 22, 2003 (Incorporated by reference to
                  Exhibit 10.5 to the Company's Quarterly Report on Form 10-Q for the period ended September 30, 2003).

      *10.42 --   Loan Agreement among General Electric Capital Corporation,
                  Torch Offshore, L.L.C., Torch Offshore, Inc. and Torch
                  Express, L.L.C. (Incorporated by reference to Exhibit 99.2 to the Company's Current Report on Form 8-K filed December 22,
                  2003).

      10.43  --   Fourth Amendment to Amended and Restated Loan Agreement among
                  Torch Offshore, Inc. and Regions Bank.

      10.44  --   Employment Agreement between Torch Offshore, Inc. and Willie
                  J. Bergeron, Jr. dated January 1, 2004

      10.45  --   Amendment to the Lease Agreement dated 12 August 2003 between
                  Thrustmaster of Texas, Inc. and Torch Offshore, Inc.

      10.46  --   Uniform Time Charter Party for Offshore Service Vessels, Code
                  Name: "Supplytime 89" between Cable Shipping, Inc. and Torch
                  Offshore, Inc. dated January 28, 2004

      10.47  --   Waiver and Fifth Amendment to Amended and Restated Loan
                  Agreement among Torch Offshore, Inc. and Regions Bank

      10.48  --   Waiver and Fifth Amendment to Credit Agreement among Torch
                  Offshore, Inc., Regions Bank and Export Development Canada

      10.49  --   Fifth Amendment to Credit Agreement among Torch Offshore,
                  Inc., Regions Bank and Export Development Canada

      10.50  --   Waiver and Amendment No. 3 to Loan Agreement dated March 21,
                  2003 between General Electric Capital Corporation, Torch
                  Offshore, L.L.C. and Torch Offshore, Inc.

      10.51  --   First Amendment to Loan Agreement by and among Torch Offshore,
                  Inc., Torch Offshore, L.L.C., Torch Express, L.L.C. and
                  General Electric Capital Corporation

      10.52  --   Seventh Amending Agreement to the Conversion Contract Dated
                  December 3, 2002 (as amended to date) between Davie Maritime,
                  Inc., as Builder, and Torch Express, L.L.C., as Owner

      14.1   --   Code of Business Conduct and Ethics.

      21.1   --   List of subsidiaries of the Company.

      23.1   --   Consent of Ernst & Young LLP.

      31.1   --   Certification by Lyle G. Stockstill Pursuant to Section 302 of
                  the Sarbanes-Oxley Act of 2002.

      31.2   --   Certification by Robert E. Fulton Pursuant to Section 302 of
                  the Sarbanes-Oxley Act of 2002.

      32.1   --   Certification by Lyle G. Stockstill to 18 U.S.C. Section 1350,
                  as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

      32.2   --   Certification by Robert E. Fulton to 18 U.S.C. Section 1350,
                  as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

----------
* Incorporated by reference as indicated.

      4(B). REPORTS ON FORM 8-K:

            On October 20, 2003, we filed a report on Form 8-K, reporting under
            Item 5, announcing the appointment of Richard J. (Jere) Shopf to the Company's Board of Directors. It was also announced that Mr. Shopf would serve as the Chairman of the Audit Committee and on the Compensation Committee.

            On November 13, 2003, we filed a report on Form 8-K, reporting under
            Item 12, announcing the release of the operating results for the quarter ended September 30, 2003.

            On December 22, 2003, we filed a report on Form 8-K, reporting under
            Item 5, that the Company had refinanced the debt used to acquire the Midnight Wrangler with General Electric Capital Corporation with a secured term loan in the principal amount of $15.0 million.

            On February 25, 2004, we filed a report on Form 8-K, reporting under
            Item 5, that the Company had entered into a new time charter for the Midnight Hunter.

            On March 18, 2004, we filed a report on Form 8-K, reporting under
            Item 5, that the Company had announced updated guidance for its earnings estimates based upon management's unaudited review.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on our behalf by the undersigned, thereunto duly authorized on April 12, 2004.

                                TORCH OFFSHORE, INC.


Date: April 12, 2004            By:             /s/ ROBERT E. FULTON
                                    --------------------------------------------
                                                  Robert E. Fulton
                                              Chief Financial Officer

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

            SIGNATURE                                   TITLE                               DATE
            ---------                                   -----                               ----
     /s/ LYLE G. STOCKSTILL                Chairman of the Board and Chief             April 12, 2004
--------------------------------                  Executive Officer
       Lyle G. Stockstill                   (Principal Executive Officer)

  /s/ LANA J. HINGLE STOCKSTILL        Chief Administrative Officer, Secretary         April 12, 2004
--------------------------------                     and Director
    Lana J. Hingle Stockstill

      /s/ ROBERT E. FULTON                     Chief Financial Officer                 April 12, 2004
--------------------------------     (Principal Accounting and Financial Officer)
        Robert E. Fulton

        /s/ CURTIS LEMONS                              Director                        April 12, 2004
--------------------------------
          Curtis Lemons

      /s/ ANDREW L. MICHEL                             Director                        April 12, 2004
--------------------------------
        Andrew L. Michel

        /s/ R. JERE SHOPF                              Director                        April 12, 2004
--------------------------------
          R. Jere Shopf

         /s/ KEN WALLACE                               Director                        April 12, 2004
--------------------------------
           Ken Wallace

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

Drydock: A submersible floating barge, equipped with wing walls, which can be submerged in order to allow a normal vessel to float into position between the wing walls. The submerged barge is then de-ballasted in order to lift the normal vessel completely out of the water. Major maintenance and required inspections can then be performed. Upon successful completion of these activities, the submersible barge is again submerged. The normal vessel is re- floated and then removed from between the wing walls.

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

      *10.21  --  Conversion Contract between Davie Maritime, Inc., as Builder, and Torch Express L.L.C., as Owner, dated December 3, 2002 (Incorporated by reference to Exhibit 10.21 to the Company's Form 10-K for the year ended December 31, 2003).

      *10.22  --  Loan Agreement by and among General Electric Capital
                  Corporation ("Lender"), a Delaware corporation, Torch Offshore, L.L.C. ("Borrower"), a Delaware limited liability company, and Torch Offshore, Inc., a Delaware corporation ("Guarantor") and Promissory Note (Incorporated by reference to Exhibit 10.22 to the Company's Form 10-K for the year ended December 31, 2003).

      *10.23  --  Continuing Guaranty by Torch Offshore, Inc., a Delaware
                  Corporation, in favor of General Electric Capital Corporation, a Delaware Corporation, Guarantying the Indebtedness of Torch Offshore, L.L.C. (Incorporated by reference to Exhibit 10.23 to the Company's Form 10-K for the year ended December 31,
                  2003).

      *10.24  --  First Preferred Ship Mortgage Granted by Torch Offshore,
                  L.L.C., Owner, in Favor of General Electric Capital Corporation, Mortgagee, on the United States Flag Vessel Named Midnight Eagle (Incorporated by reference to Exhibit 10.24 to the Company's Form 10-K for the year ended December 31, 2003).

      *10.25  --  Employment Agreement between Torch Offshore, Inc. and Robert
                  E. Fulton dated July 30, 2002 (Incorporated by reference to
                  Exhibit 10.25 to the Company's Form 10-K for the year ended December 31, 2003).

      *10.27  --  First Amendment to the Conversion Contract dated December 3,
                  2002 between Davie Maritime, Inc. as Builder, and Torch Express L.L.C., as Owner (Incorporated by reference to Exhibit
                  99.2 to the Company's Current Report on Form 8-K filed April 22, 2003).

      *10.28  --  Second Amendment to the Conversion Contract dated December 3,
                  2002 between Davie Maritime, Inc. as Builder, and Torch Express L.L.C., as Owner (Incorporated by reference to Exhibit
                  99.3 to the Company's Current Report on Form 8-K filed April 22, 2003).

      *10.29  --  Third Amendment to the Conversion Contract dated December 3,
                  2002 between Davie Maritime, Inc. as Builder, and Torch Express L.L.C., as Owner (Incorporated by reference to Exhibit
                  99.4 to the Company's Current Report on Form 8-K filed April 22, 2003).

      *10.30  --  Fourth Amendment to the Conversion Contract dated December 3,
                  2002 between Davie Maritime, Inc. as Builder, and Torch Express L.L.C., as Owner (Incorporated by reference to Exhibit
                  99.5 to the Company's Current Report on Form 8-K filed April 22, 2003).

      *10.31  --  Fifth Amendment to the Conversion Contract made as of December
                  3, 2002 between Davie Maritime, Inc. a company organized and existing under the laws of Canada, and Torch Express L.L.C., a company organized and existing under the laws of Louisiana (Incorporated by reference to Exhibit 99.6 to the Company's Current Report on Form 8-K filed April 22, 2003).

      *10.32  --  Parent Company Guarantee to Davie Maritime, Inc. from Torch
                  Offshore, Inc. (Incorporated by reference to Exhibit 99.7 to the Company's Current Report on Form 8-K filed April 22,
                  2003).

      *10.33  --  Credit Agreement, Effective April 23, 2002, By and Among Torch
                  Offshore, Inc. as Borrower, Regions Bank, as Agent, and Regions Bank and Export Development Canada, as Lenders (Incorporated by reference to Exhibit 99.2 to the Company's Current Report on Form 8-K filed May 12, 2003).

      *10.34  --  Waiver and Second Amendment to Amended and Restated Loan
                  Agreement among Torch Offshore, Inc. and Regions Bank (Incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the period ended June 30,
                  2003).

      *10.35  --  Waiver and Second Amendment to Credit Agreement among Torch
                  Offshore, Inc., Regions Bank and Export Development Canada (Incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the period ended June 30,
                  2003).

      *10.36  --  Waiver and Amendment No. 1 to Loan Agreement dated March 21,
                  2003 between General Electric Capital Corporation, Torch Offshore, L.L.C. and Torch Offshore, Inc. (Incorporated by reference to Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q for the period ended June 30, 2003).

      *10.37  --  Waiver and Third Amendment to Amended and Restated Loan
                  Agreement among Torch Offshore, Inc. and Regions Bank (Incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the period ended September 30, 2003).

      *10.38  --  Waiver and Third Amendment to Credit Agreement among Torch
                  Offshore, Inc., Regions Bank and Export Development Canada (Incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the period ended September 30, 2003).

      *10.39  --  Waiver and Amendment No. 2 to Loan Agreement dated March 21,
                  2003 between General Electric Capital Corporation, Torch Offshore, L.L.C. and Torch Offshore, Inc. (Incorporated by reference to Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q for the period ended September 30, 2003).

      *10.40  --  Lease Agreement by and between Thrustmaster of Texas, Inc. and
                  Torch Offshore, Inc. (Incorporated by reference to Exhibit
                  10.4 to the Company's Quarterly Report on Form 10-Q for the period ended September 30, 2003).

      *10.41  --  Employment Agreement between Torch Offshore, Inc. and Patrice
                  Chemin dated September 22, 2003 (Incorporated by reference to
                  Exhibit 10.5 to the Company's Quarterly Report on Form 10-Q for the period ended September 30, 2003).

      *10.42  --  Loan Agreement among General Electric Capital Corporation,
                  Torch Offshore, L.L.C., Torch Offshore, Inc. and Torch Express, L.L.C. (Incorporated by reference to Exhibit 99.2 to the Company's Current Report on Form 8-K filed December 22,
                  2003).

       10.43  --  Fourth Amendment to Amended and Restated Loan Agreement among
                  Torch Offshore, Inc. and Regions Bank.

       10.44  --  Employment Agreement between Torch Offshore, Inc. and Willie
                  J. Bergeron, Jr. dated January 1, 2004

       10.45  --  Amendment to the Lease Agreement dated 12 August 2003 between
                  Thrustmaster of Texas, Inc. and Torch Offshore, Inc.

       10.46  --  Uniform Time Charter Party for Offshore Service Vessels, Code
                  Name: "Supplytime 89" between Cable Shipping, Inc. and Torch Offshore, Inc. dated January 28, 2004

       10.47  --  Waiver and Fifth Amendment to Amended and Restated Loan
                  Agreement among Torch Offshore, Inc. and Regions Bank

       10.48  --  Waiver and Fourth Amendment to Credit Agreement among Torch
                  Offshore, Inc., Regions Bank and Export Development Canada

       10.49  --  Fifth Amendment to Credit Agreement among Torch Offshore,
                  Inc., Regions Bank and Export Development Canada

       10.50  --  Waiver and Amendment No. 3 to Loan Agreement dated March 21,
                  2003 between General Electric Capital Corporation, Torch Offshore, L.L.C. and Torch Offshore, Inc.

       10.51  --  First Amendment to Loan Agreement by and among Torch Offshore,
                  Inc., Torch Offshore, L.L.C., Torch Express, L.L.C. and General Electric Capital Corporation

       10.52  --  Seventh Amending Agreement to the Conversion Contract Dated
                  December 3, 2002 (as amended to date) between Davie Maritime, Inc., as Builder, and Torch Express, L.L.C., as Owner

       14.1   --  Code of Business Conduct and Ethics.

       21.1   --  List of subsidiaries of the Company.

       23.1   --  Consent of Ernst & Young LLP.

       31.1   --  Certification by Lyle G. Stockstill Pursuant to Section 302 of
                  the Sarbanes-Oxley Act of 2002.

       31.2   --  Certification by Robert E. Fulton Pursuant to Section 302 of
                  the Sarbanes-Oxley Act of 2002.

       32.1   --  Certification by Lyle G. Stockstill to 18 U.S.C. Section 1350,
                  as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

       32.2   --  Certification by Robert E. Fulton to 18 U.S.C. Section 1350,
                  as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

----------

* Incorporated by reference as indicated.