Form 10-Q
period 2004-03-31
TORCH OFFSHORE INC
filed 2004-05-14
CIK 1129650

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C.  20549
                          ____________

                            FORM 10-Q
(Mark One)
      [x]QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended March 31, 2004

                               OR

      [ ]TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
         THE SECURITIES EXCHANGE ACT OF 1934

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

The number of shares of the registrant's common stock outstanding as of May 14, 2004 was 12,638,990, par value $0.01 per share.


                      TORCH OFFSHORE, INC.

                       TABLE OF CONTENTS



                                                      Page
Part I.  Financial Information                        ----

  Item 1. Financial Statements (Unaudited).

          Condensed Consolidated Balance Sheets as
            of March 31, 2004 and December 31, 2003..   3

          Condensed Consolidated Statements of
            Operations for the Three Months
            Ended March 31, 2004 and 2003............   4

          Condensed Consolidated Statements of Cash
            Flows for the Three Months Ended
            March 31, 2004 and 2003..................   5

          Notes to Condensed Consolidated Financial
            Statements...............................   6

  Item 2. Management's Discussion and Analysis of
            Financial Condition and Results of
            Operations...............................  15

  Item 3. Quantitative and Qualitative Disclosures
            About Market Risk........................  26

  Item 4. Controls and Procedures....................  26

Part II.  Other Information

  Item 1. Legal Proceedings..........................  26

  Item 2. Changes in Securities and Use of Proceeds..  27

  Item 6. Exhibits and Reports on Form 8-K...........  27

          Signature..................................  28

          Exhibit Index..............................  29


                 PART I.  FINANCIAL INFORMATION

Item 1.   Financial Statements.
                      TORCH OFFSHORE, INC.
              CONDENSED CONSOLIDATED BALANCE SHEETS
                         (in thousands)

                                      March 31,  December 31,
                                          2004       2003
                                      ---------  ------------
                                     (Unaudited) (see Note 1)
Assets
CURRENT ASSETS:
 Cash and cash equivalents             $     41    $     41
 Accounts receivable --
   Trade, less allowance for
     doubtful accounts                    8,849      20,479
 Costs and estimated earnings in excess
   of billings on uncompleted contracts   1,321          --
 Prepaid expenses and other               2,877       3,561
                                       --------    --------
     Total current assets                13,088      24,081
PROPERTY AND EQUIPMENT, at cost,
  less accumulated depreciation         158,706     143,266
DEFERRED DRYDOCKING CHARGES,
  less accumulated amortization             490         807
SECURITY DEPOSIT (Note 6)                 1,250       1,250
OTHER ASSETS                                513         502
                                       --------    --------
     Total assets                      $174,047    $169,906
                                       ========    ========

Liabilities and Stockholders' Equity
CURRENT LIABILITIES:
 Accounts payable -- trade             $ 13,483    $ 15,148
 Accrued expenses                         4,749       4,597
 Accrued payroll and related taxes          663         819
 Financed insurance premiums              1,338       1,832
 Billings in excess of costs and
  estimated earnings on
  uncompleted contracts                      --         459
 Finance Facility (Note 6)               59,884      45,639
 Current portion of long-term
  debt (Note 6)                           3,376       3,396
 Receivable line of credit (Note 6)       5,864       7,227
                                       --------    --------
     Total current liabilities           89,357      79,117

LONG-TERM DEBT, less current
  portion (Note 6)                       19,211      20,057
COMMITMENTS AND CONTINGENCIES (Note 8)
STOCKHOLDERS' EQUITY                     65,479      70,732
                                       --------    --------
     Total liabilities and
      stockholders' equity             $174,047    $169,906
                                       ========    ========

 The accompanying notes are an integral part of these condensed consolidated financial statements.

                      TORCH OFFSHORE, INC.
   CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
              (in thousands, except per share data)

                                   Three Months Ended
                                        March 31,
                                   ------------------
                                     2004      2003
                                     ----      ----
Revenues                         $ 11,842    $ 17,029
Cost of revenues:
 Cost of sales                     13,244      13,745
 Depreciation and amortization      2,109       1,827
 General and administrative
  expenses                          1,615       1,355
 Other operating expense              160          --
                                 --------    --------
        Total cost of revenues     17,128      16,927
                                 --------    --------
Operating income (loss)            (5,286)        102
                                 --------    --------
Other income:
    Interest income                    --           1
                                 --------    --------
        Total other income             --           1
                                 --------    --------
Income (loss) before income
  taxes                            (5,286)        103
Income tax expense                     --         (36)
                                 --------    --------
Net income (loss)                $ (5,286)   $     67
                                 ========    ========

Net income (loss) per common
 share (Note 4):
    Basic                        $  (0.42)   $   0.01
                                 ========    ========
    Diluted                      $  (0.42)   $   0.01
                                 ========    ========

Weighted average common stock
outstanding:
    Basic                          12,639      12,635
                                 ========    ========
    Diluted                        12,639      12,641
                                 ========    ========

 The accompanying notes are an integral part of these condensed consolidated financial statements.

                      TORCH OFFSHORE, INC.
   CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
                         (in thousands)

                                           Three Months Ended
                                                 March 31,
                                           ------------------
                                              2004      2003
                                              ----      ----
Cash flows provided by operating
  activities:
Net income (loss)                           $(5,286)   $   67
  Depreciation and amortization               2,109     1,827
  Deferred income tax provision                  --        36
  Deferred drydocking costs incurred            (85)       --
 (Increase) decrease in working capital:
  Accounts receivable                        11,630     7,780
  Costs and estimated earnings in excess
    of billings on uncompleted contracts     (1,780)     (252)
  Prepaid expenses, net of financed
    portion                                     190      (383)
  Accounts payable - trade                   (1,665)   (2,874)
  Accrued payroll and related taxes            (156)      449
  Accrued expenses and other                    207      (559)
                                            -------    ------
Net cash provided by operating
  activities                                  5,164     6,091
                                            -------    ------

Cash flows used in investing
  activities:
  Purchases of property and equipment       (17,146)   (9,345)
                                            -------    ------
Net cash used in investing activities       (17,146)   (9,345)
                                            -------    ------

Cash flows provided by financing
  activities:
  Net payments on receivable line of
    credit                                   (1,363)   (4,271)
  Net proceeds from long-term debt           13,345     7,998
                                            -------    ------
Net cash provided by financing
  activities                                 11,982     3,727
                                            -------    ------

Net change in cash and cash equivalents          --       473
Cash and cash equivalents at beginning
  of period                                      41       327
                                            -------    ------
Cash and cash equivalents at end of
  period                                    $    41    $  800
                                            =======    ======

Interest paid (net of amounts
  capitalized)                              $    --    $   --
                                            =======    ======

Income taxes paid                           $    --    $   --
                                            =======    ======

Supplementary non-cash investing
  activities:
  Purchase of Midnight Wrangler             $    --   $(9,731)
                                            =======    ======

           The accompanying notes are an integral part of these condensed consolidated financial statements.


                      TORCH OFFSHORE, INC.
      NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                           (Unaudited)

1.   Organization and Basis of Presentation:
The interim condensed consolidated financial statements included herein have been prepared by Torch Offshore, Inc. (a Delaware corporation) and are unaudited, except for the balance sheet at December 31, 2003, which has been prepared from the Company's previously audited financial statements. The balance sheet at December 31, 2003 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States (U.S. GAAP) for complete financial statements. The condensed consolidated financial statements of Torch Offshore, Inc. include its wholly-owned subsidiaries Torch Offshore, L.L.C., Torch Express L.L.C., and Torch Venture L.L.C. (collectively, the "Company"). Management believes that the unaudited interim financial statements include all adjustments (such adjustments consisting only of a normal recurring nature) necessary for fair presentation. Certain information and note disclosures normally included in annual financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to rules and regulations governing interim period reporting. The results for the three months ended March 31, 2004 are not necessarily indicative of the results to be expected for the entire year. The interim financial statements included herein should be read in conjunction with the audited financial statements and notes thereto together with Management's Discussion and Analysis of Financial Condition and Results of Operations included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2003.

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

The Company's financial statements are prepared in accordance with accounting principles generally accepted in the United States. As further discussed in Note 2, the Company faces significant financial liquidity issues in 2004 as a result of adverse business conditions in its operating sector and as a result of significant current debt obligations due in 2004 associated with the construction financing of the Midnight Express, the construction progress for which has experienced certain unbudgeted cost overruns and unexpected delays in the timing of scheduled construction completion. In addition, earlier in 2004 the Company was not in compliance with certain covenants of its loan agreements and had to obtain forbearance waivers and amendments from its lenders for such matters of noncompliance. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters, which involve inherent uncertainties and conditions beyond the Company's control, are also discussed in
Note 2. The accompanying financial statements have been prepared on the basis that the Company will continue as a going concern and do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of these uncertainties.

2.   Capital Resources and Liquidity:
As discussed in the Company's Annual Report on Form 10-K for the year ended December 31, 2003, the Company faces significant financial liquidity issues in 2004 as a result of adverse business conditions in its industry, significant costs of expanding the Company's fleet of DP-2 vessels, the recent arbitration ruling in the Midnight Hunter case, and other events with a direct impact on the Company's earnings. The accompanying financial statements reflect a net loss of $5.3 million for the first quarter of 2004 and a working capital deficit of $76.3 million as of March 31, 2004, which includes the $59.9 million amount due under the Company's Finance Facility to build the Midnight Express. In addition, the Company generated a net loss of $9.2 million for the year ended December 31, 2003, $6.8 million of which was realized in the fourth fiscal quarter of 2003.

Management of the Company has taken steps to address its requirements for financial liquidity and has developed a financial plan that it believes will provide the Company sufficient financial resources to conduct its business plans for the remainder of 2004 and beyond. This business plan involves completing the conversion of the Midnight Express within current financial constraints, raising additional capital to fund working capital and debt obligation requirements, potentially disposing of certain vessels and entering into an agreement(s) for utilization of the Midnight Express upon completion of its sea trials. Success in this business plan is essential for the Company to continue its operations in the future and to meet both its near-term and long-term financial obligations.

The steps taken by the Company in early 2004 and management's plans to address the Company's financial liquidity requirements are described below.

Conversion of the Midnight Express
In April 2004, the Company entered into an agreement with Regions Bank and Export Development Canada (EDC) for an additional $19.0 million of funding under the Finance Facility (see Note 6) to complete the conversion of the Midnight Express. In addition, they have agreed to extend the time frame of the construction period of the Finance Facility from June 30, 2004 to October 31, 2004 at which point the construction period financing will convert to term status. Regions Bank and EDC have also amended certain covenant obligations that the Company must meet in 2004. The consolidated current ratio (as defined) covenant is now at
0.70 to 1 for all four quarters of 2004.

The Company has also come to a settlement with Davie Maritime, Inc., the shipyard that is completing the conversion of the Midnight Express in Quebec, Canada, in the amount of $8.3 million. This settlement covers all of the claims made by Davie Maritime, Inc. against the Company. Since the initial contract signing, the shipyard contract has grown from $37.1 million to $52.6 million as of May 14, 2004 of which $7.2 million has been approved change orders and $8.3 million has resulted from an increase in price. The agreement also calls for a final delivery date of the vessel of May 21, 2004. Should Davie Maritime, Inc. not deliver the vessel on May 21, 2004, or a later date which could arise due to permissible delays, Davie Maritime, Inc. will incur liquidated damages following a seven-day grace period ranging from $25,000 to $50,000 per day based on the number of days delinquent in delivery of the vessel not to exceed 10% of the total value of the contract. As of May 14, 2004, the expected vessel delivery date remains late May 2004 and the vessel is expected to commence its DP-2 sea trials in the North Atlantic Ocean shortly thereafter.

After the Midnight Express leaves the Davie Maritime, Inc. shipyard, the Company expects an additional 90 days before the vessel is ready to enter the Company's active fleet. During this 90-day period, the Company will install the patented pipelay system at the manufacturer's operation in Amsterdam. In addition, the Company will install the special-built 500-ton crane. Further outfitting and installation of the pipe handling system will occur in the Gulf of Mexico, as will the final pipelay system sea trials for the vessel. The Company expects the vessel to enter the active fleet in the latter portion of the third quarter of 2004.

Utilization of the Midnight Express
In August 2002, we developed a deepwater group to initiate our entrance into the deepwater market using the Midnight Hunter and Midnight Wrangler. The group has completed various pipelay projects and subsea construction projects in the deepwater. This group has also been dedicated to the marketing of the Midnight Express. To date, we have submitted the Midnight Express to multiple customers on various types of bids. We are in discussions with several customers to perform work in the last quarter of 2004 in the Gulf of Mexico as well as international work in 2005. There is no assurance that such contracts or charters will be awarded to the Company.

Collection of Disputed Receivable
In March 2004, the Company settled with Stolt Offshore, Inc. (Stolt) in the amount of $6.2 million for recovery of work the Company completed for Stolt in relation to the Boston Hubline project in the first half of 2003. The Company collected these funds in March 2004 and used them for general operating purposes and for reducing amounts due under the Company's receivable line of credit.

Additional Capital
The Company is also seeking other means of raising funds, including the private and public equity markets. The Company's ability to raise additional capital will depend on the status of capital and industry markets. Raising additional capital during 2004 is a requirement for the Company to continue to conduct its operations and meet its debt obligations. Failure to do so will have a significant adverse impact on the Company's liquidity. The amended Finance Facility specifies the Company is to raise approximately $10.0 million by June 30, 2005 and requires that the first $10.0 million of proceeds associated with such an offering be used to reduce amounts outstanding under the Finance Facility.

Disposal of Vessels
In connection with the Company's efforts to raise funds, the Company is also pursuing the sale of certain vessels into foreign markets either through charters to operators in these foreign markets or the outright sale of these vessels. The Company has had discussions with various parties about such a transaction; however, no final agreements have been tendered. There is no assurance that the Company will reach such an agreement and complete a transaction during 2004. The Finance Facility specifies that any proceeds from the sale of these vessels is pledged to them, including the Midnight Carrier, Midnight Star, Midnight Dancer, Midnight Fox, Midnight Brave and Midnight Rider. The proceeds from such a sale are to be used to repay the amounts due under the Finance Facility.
                ________________________________

Consummation of the above transactions is expected to occur during 2004. Management believes that these transactions would provide sufficient funding for the Company's debt and working capital requirements for 2004. Because these transactions are not complete, they involve inherent uncertainties, including uncertainties beyond the Company's control. As a result, the Company's independent public accountants, after considering the plans described above, advised the Company that they had reached a conclusion that such uncertainties raise substantial doubt regarding the Company's ability to continue as a going concern and as required by auditing standards generally accepted in the United States, included in their auditors' report on the Company's 2003 financial statements an explanatory paragraph to reflect that conclusion.

Management believes that completion of the transactions described above will provide sufficient financial resources to conduct the Company's business plans during 2004. However, there are no assurances that the Company will successfully accomplish the objectives of such plans.

For  more information regarding the Company's business plan,  see
Note 14 to the Financial Statements located in Item 8 of the Company's 2003 Form 10-K as filed with the Securities and Exchange Commission.

3.   Stockholders' Equity:
Treasury Stock - In August 2001, the Company's Board of Directors approved the repurchase of up to $5.0 million of the Company's outstanding common stock. Purchases are made on a discretionary basis in the open market or otherwise over a period of time as determined by management, subject to market conditions, applicable legal requirements and other factors. As of March 31, 2004, 712,471 shares had been repurchased at a total cost of $4.3 million. There were no purchases made in the first quarter of 2004.

Stock Option Plan - The Company has a long-term incentive plan under which 3.0 million shares of the Company's common stock are authorized to be granted to employees and affiliates. The awards can be in the form of options, stock, phantom stock, performance-based stock or stock appreciation rights. As of March 31, 2004, stock options covering 438,173 shares of common stock with a weighted average price of $9.82 per share, and 44,687 shares of restricted stock, both vesting generally over five years, were outstanding.

4.   Earnings Per Share:
The  Company follows Statement of Financial Accounting  Standards
(SFAS) No. 128, "Earnings per Share." Basic earnings per share is calculated by dividing income attributable to common stockholders by the weighted-average number of common shares outstanding for the applicable period, without adjustment for potential common shares outstanding in the form of options, warrants, convertible securities or contingent stock agreements. For calculation of diluted earnings per share, the number of common shares outstanding are increased (if deemed dilutive) by the number of additional common shares that would have been outstanding if the dilutive potential common shares had been issued, determined using the treasury stock method where appropriate.

Common stock equivalents (related to stock options) excluded from the calculation of diluted earnings per share, because they were anti-dilutive, were approximately 483,000 shares and 350,000 shares for the first quarters of 2004 and 2003, respectively.

5.   Stock-Based Compensation:
The Company accounts for its stock-based compensation in relation to the 2001 Long-Term Incentive Plan in accordance with Accounting Principles Board Opinion (APB) No. 25, "Accounting for Stock Issued to Employees." However, SFAS No. 123, "Accounting for Stock-Based Compensation," and SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure - An Amendment of SFAS No. 123", permits the intrinsic value-based method prescribed by APB No. 25, but requires additional disclosures, including pro forma calculations of earnings and net earnings per share as if the fair-value method of accounting prescribed by SFAS No. 123 had been applied. If compensation expense had been determined using the fair-value method in SFAS No. 123, the Company's net income (loss) and earnings (loss) per share would have been as shown in the pro forma amounts below:

                                         Three Months Ended
(in thousands, except per share data)        March 31,
                                         ------------------
                                           2004      2003
                                           ----      ----
Net income (loss), as reported          $(5,286)   $   67
  Add: Stock-based compensation
   expense included in net income
   (loss), net of tax                        33        47
  Less: Stock-based compensation
   expense using fair value method,
   net of tax                              (183)     (135)
                                        -------    ------
Pro forma net loss                      $(5,436)  $   (21)
                                        =======   =======

Basic income (loss) per share           $ (0.42)  $  0.01
Pro forma basic loss per share          $ (0.43)  $ (0.00)

Diluted income (loss) per share         $ (0.42)  $  0.01
Pro forma diluted loss per share        $ (0.43)  $ (0.00)

6.   Long-Term Debt:
In July 2002, the Company entered into a $35.0 million bank facility (the "Bank Facility") consisting of a $25.0 million asset-based five-year revolving credit facility and a $10.0 million accounts receivable-based working capital facility with Regions Bank. The Company's ability to use the asset-based five-year revolving credit facility was suspended in connection with our financing of the Midnight Express and later terminated in April 2004 as part of the $19.0 million increase to the construction finance facility discussed below. The Company continues to have available the accounts receivable-based working capital facility from Regions Bank. In December 2003, the accounts receivable-based working capital facility was increased to a limit of $15.0 million. Amounts outstanding under the accounts receivable-based working capital facility may not exceed 85% of eligible trade accounts receivable. The Company had $5.9 million outstanding under the $15.0 million accounts receivable-based working capital facility as of March 31, 2004. In addition, the Company issued a $1.5 million standby letter of credit as security for the charter payments due under the charter agreement for the Midnight Hunter against the accounts receivable-based working capital facility. In July 2003, this letter of credit was drawn by Cable Shipping, Inc., the owners of the Midnight Hunter. The Company recorded the $1.5 million as a liability in full on the balance sheet during the second quarter of 2003. The Company had an available borrowing capacity of up to an additional $1.0 million under the $15.0 million accounts receivable-based working capital facility based upon eligible receivables at March 31, 2004. The $15.0 million accounts receivable-based working capital facility matures on July 1, 2004 and is renewable on an annual basis.

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

The interest rate for the $60.0 million portion of the construction financing is LIBOR plus a spread of 3.25% to 3.50% based upon the consolidated leverage ratio of the Company. The interest rate for the $19.0 million portion of the construction financing is LIBOR plus 4.00%. In addition, the Company was charged a 1% origination fee ($190,000) by Regions Bank and EDC for the addition to the credit line and the interest rate on the original $60.0 million financing increased to LIBOR plus 4.00%. The Company is providing collateral in the form of the Midnight Express as well as a first preferred ship mortgage on the Midnight Fox, Midnight Star, Midnight Dancer, Midnight Carrier, Midnight Brave and Midnight Rider. The Company has to adhere to various conditions including maintaining a tangible net worth of at least $60.0 million, a minimum debt service coverage ratio of at least 1.20 to 1, a consolidated leverage ratio of no more than
2.00  to  1  and a consolidated current ratio (defined below)  of
1.30 to 1 (see below for details of amendments). The Company is not allowed to incur additional debt over $8.0 million without consent from Regions Bank. The Company had $59.9 million outstanding under the $60.0 million Finance Facility as of March 31, 2004 and capitalized $0.9 million of 2004 interest costs in the quarter ended March 31, 2004 in relation to the conversion of the Midnight Express as compared to $0.1 million capitalized in the first quarter of 2003. The additional $19.0 million was not available until April 2004, and the funding of the additional $19.0 million was subject to, among other things, (1) the completion of certain customary documentation submission requirements, (2) that no events of default shall have occurred and be continuing, and (3) no material adverse change in the properties, assets, liabilities, business, operations, prospects, income or condition (financial or otherwise) of the Company and its subsidiaries taken as a whole shall have occurred since the effective date (April 8, 2004) and be continuing. All of these conditions were fulfilled and the Company has drawn approximately $5.0 million as of May 14, 2004 under the $19.0 million facility.

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

Earlier in 2004 the Company was not in compliance with the current ratio or the debt service coverage ratio requirements under the Finance Facility (with respect to the December 31, 2003 testing period). As a result, in early April 2004 the Company obtained forbearance waivers from its lenders and effected amendments to its loan agreements to provide certain levels of relief with respect to the required level of minimum coverage as well as changes related to certain components of the computation of the minimum current ratio, as defined, and the minimum debt service coverage ratio, as defined, for the quarterly testing periods of 2004. As of March 31, 2004, the Company was in compliance with the financial covenants (as amended in early April 2004) of the Bank Facility, the Finance Facility and the GE Commercial term loan. The Company must comply with the amended consolidated current ratio covenant (as defined) of 0.70 to 1 for the four quarters of 2004 and then the consolidated current ratio covenant (as defined) returns to 1.00 to 1 as of March 31, 2005. There can be no assurance that compliance will be maintained. If compliance is not maintained, all credit agreements could be declared to be in default and all amounts outstanding, including the $19.2 million of debt associated with the Midnight Eagle and Midnight Wrangler facilities, currently classified as long-term could be demanded for payment and creditors would have the right to seize the applicable collateral. The Company's obligations under its credit agreements are secured by substantially all of the Company's assets. Any defaults under the credit agreements would adversely impact the Company's ability to sustain its operations in the normal course and have a material effect on its financial condition and results of operations.

7.   Income Taxes:
Income Taxes - SFAS 109, "Accounting for Income Taxes," provides for the weighing of positive and negative evidence in determining whether it is more likely than not that a deferred tax asset is recoverable. The Company has incurred losses in 2001 and 2003 and has losses on an aggregate basis for the three-year period ended December 31, 2003. In addition, the Company has incurred losses in the quarter ended March 31, 2004. Deferred income tax assets are reduced by a valuation allowance when it is more likely than not that some portion or all of the deferred income tax assets will not be realized. Despite management projections of future income, relevant accounting guidance suggests that a recent history of cumulative losses constitutes significant negative evidence, and that future expectations about income are overshadowed by such recent losses. The Company recognized no income tax benefit in the first quarter of 2004 for this reason.

8.   Commitments and Contingencies:
Contingencies - The Company has been named as a defendant in a stockholder class action suit filed by purported stockholders regarding the Public Offering. This lawsuit, Karl L. Kapps, et. al. v. Torch Offshore, Inc. et. al., No. 02-00582, which seeks unspecified monetary damages, was filed on March 1, 2002 in the United States District Court for the Eastern District of Louisiana. The lawsuit was dismissed on December 19, 2002 for failure to state a claim upon which relief could be granted. The plaintiffs have appealed to the United States Court of Appeals for the Fifth Circuit. Oral arguments have been completed and the Company is awaiting the decision of the Court. The Company believes the allegations in this lawsuit are without merit and continues to vigorously defend this lawsuit. Even so, an adverse outcome in this class action litigation could have a material adverse effect on the Company's financial condition or results of operations.

In May 2002, the Company entered into an agreement with Cable Shipping, Inc. to time charter a vessel, the G. Murray, under a three-year contract at a rate of $18,500 per day. The time charter commenced in the third quarter of 2002 and the vessel was renamed the Midnight Hunter. However, on January 24, 2003, the Company terminated the time charter because of the vessel's failure to meet certain specifications outlined in the charter agreement. In November 2003, a London arbitrator issued a ruling against the Company's recission claim, finding that the Company was not entitled to terminate the charter, but did rule in favor of the Company on the warranty claim for breach of contract. An interim award of $2.2 million was made in favor of Cable Shipping, Inc. The Company has recorded the full amount of the interim award in its financial statements. The Company attempted to appeal the ruling, but on April 7, 2004 the appeal was denied. The escrowed award has been released to Cable Shipping, Inc. Each party will now make submissions as to quantum of damages for the claim upon which it was successful and a further hearing will be held. Additional amounts awarded to the parties will likely be netted in favor of Cable Shipping, Inc. While an estimate of the net impact of the damages to be awarded with respect to this matter is not currently quantifiable, it is possible that future damages to be awarded to Cable Shipping, Inc. in this matter could have a material adverse effect on the Company's financial condition and/or results of operations.

In  March 2003, the Company filed a lawsuit (Torch Offshore, Inc.
v. Newfield Exploration Company, No. 03-0735, filed in the United States District Court, Eastern District of Louisiana on March 13,
2003) against Newfield Exploration Company (Newfield) claiming damages of approximately $2.1 million related to work completed for Newfield in the Gulf of Mexico at Grand Isle Block 103-A. The lawsuit alleges that the Company did not receive all compensation to which it was entitled pursuant to the contract. The Company has recorded a provision for the full amount of this claim; however, the Company intends to continue to pursue the claim.

In July 2003, the Company filed a lawsuit (Torch Offshore, Inc. et al v. Stolt Offshore, Inc., Algonquin Gas Transmission Company and Duke Energy, No. 03-1915, in the United States District Court, Eastern District of Louisiana on July 3, 2003) against Stolt Offshore, Inc. (Stolt), and its customer, seeking recovery of approximately $7.6 million related to work completed for Stolt in Boston, Massachusetts. The Company worked as a subcontractor to Stolt, who was engaged by Algonquin Gas Transmission Company to complete the Boston Hubline project, an underwater pipeline crossing the Boston Harbor. The lawsuit alleged that the Company did not receive all compensation to which the Company was entitled pursuant to the subcontract the Company had with Stolt. Two other subcontractors to Stolt joined with the Company and filed as plaintiffs in the lawsuit. Additionally, the Company, along with two other subcontractors, filed a lawsuit in Massachusetts (Civil Action No. 03-01585), which included a claim for breach of contract as well as a claim to assert mechanics' liens against Algonquin's easement located in Weymouth, Norfolk County, Massachusetts. In March 2004, the Company reached a settlement with Stolt in the amount of $6.2 million and the full amount of the difference between the claim and the final settlement (a loss of approximately $1.4 million) was recorded in the financial statements as of December 31, 2003. The lawsuits have been dismissed, and the lien claims have been released.

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

Lease Commitments - In early 2000, the Company commenced a five-year new-build charter for the Midnight Arrow, a DP-2 deepwater subsea construction vessel. The long-term charter is with Adams Offshore Ltd. and expires in March 2005, but can be terminated on July 23, 2004 by paying $300,000, or on November 24, 2004 by paying $100,000. The charter amount includes the marine crew, maintenance and repairs, drydock costs and certain insurance coverages. Under the terms of the charter, the Company has the exclusive option to purchase the vessel for $8.25 million or the ability to extend the charter for an additional two years at the end of the charter period. This charter is being accounted for as an operating lease.

In January 2004, the Company entered into a time charter for the Midnight Hunter, a 340-foot DP-2 deepwater capable vessel. The time charter for the Midnight Hunter is at a day rate of $14,500 per day and extends through September 2, 2005, with provisions for extension or outright purchase. The charter amount includes the marine crew, maintenance and repairs, drydock costs and certain insurance coverages. The vessel was previously under charter by the Company, but the Company cancelled the charter in January 2003 because the vessel did not meet certain specifications as outlined in the charter agreement which prevented the Company from performing some types of work, particularly deepwater pipelay (see further discussion above). However, the Company has re-chartered the vessel at a lower day rate and has altered its intentions for use of the vessel. The Company intends to utilize the DP-2 vessel in a diving support capacity, which will allow it to perform deepwater tie-ins with the Company's 1,000-foot saturation system that has been installed on the vessel.

Other Commitments - The Company has executed contracts with several critical equipment suppliers related to the conversion of the Midnight Express. In December 2002, the Company entered into a contract with Davie Maritime, Inc. of Quebec, Canada to complete the conversion of the Midnight Express at a contract value of $25.3 million ($37.1 million inclusive of assigned critical equipment supplier contracts) that became effective in April 2003. Due to the recent settlement with Davie Maritime, Inc., the shipyard contract, inclusive of assigned critical equipment supplier contracts, is now valued at $51.9 million of which $6.5 million has come from approved change orders and $8.3 million from an agreed increase in contract price. The remaining outstanding contracts for the conversion of the Midnight Express, including the Davie Maritime, Inc. contract described above, aggregate $83.0 million, of which $75.6 million had been paid as of March 31, 2004. In the event the Company terminates these contracts, the Company is required to pay certain of these suppliers' costs incurred to date while other suppliers are entitled to the full value of the contract, depending upon the terms of the relevant agreement. The Company believes its present termination cost exposure on these contracts totals approximately $7.4 million.

9.   New Accounting Standards:
In December 2002, the Financial Accounting Standards Board (FASB) issued SFAS No. 148, which provides alternative methods of transition for a voluntary change to the fair-value based method of accounting for stock-based employee compensation, and the new standard, which is now effective, amends certain disclosure requirements. The Company continues to apply APB No. 25, "Accounting for Stock Issued to Employees," and related interpretations in accounting for its stock-based compensation; therefore, the alternative methods of transition do not apply. The Company has adopted the disclosure requirements of SFAS No. 148 (see "Stock-Based Compensation" above).

In June 2001, the American Institute of Certified Public Accountants (AICPA) issued an exposure draft of a proposed Statement of Position (SOP), "Accounting for Certain Costs and Activities Related to Property, Plant, and Equipment." This proposed SOP would change, among other things, the method by which companies would account for normal, recurring or periodic repairs and maintenance costs related to "in service" fixed assets. It would require that these types of expenses be recognized when incurred rather than recognizing expense for these costs while the asset is productive. The proposed SOP was presented to the FASB for clearance, however on April 14, 2004, the FASB did not approve the draft SOP and decided to consider the relevant concepts within the SOP in connection with the FASB's short-term convergence project on property, plant and equipment, including depreciation currently scheduled to take place in the 2005-2006 timeframe.

In January 2003, the FASB issued Financial Interpretation 46, "Consolidation of Variable Interest Entities - An Interpretation of Accounting Research Bulletin (ARB) 51" ("FIN 46" or the "Interpretation"). FIN 46 addresses consolidation by business enterprises of variable interest entities (VIEs). The primary objective of the Interpretation is to provide guidance on the identification of, and financial reporting for, entities over which control is achieved through means other than voting rights; such entities are known as VIEs. The provisions of FIN 46 apply immediately to VIEs created after January 31, 2003. Application is required for interests in special-purpose entities in the period ending after December 15, 2003 and is required for all other types of VIE's in the period ending after March 15, 2004. The Company has no VIEs and there was no material impact on the Company's financial position or results of operations from the adoption of FIN 46.

Item 2.     Management's Discussion and Analysis of Financial
            Condition and Results of Operations.

The following discussion and analysis should be read in conjunction with our Consolidated Financial Statements and Management's Discussion and Analysis of Financial Condition and Results of Operations contained in our Annual Report on Form 10-K for the fiscal year ended December 31, 2003, and the unaudited interim condensed consolidated financial statements and related notes contained in "Item 1. Financial Statements" above.

This Quarterly Report on Form 10-Q contains statements that are "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 and Section 21E of the Securities Exchange Act of 1934, as amended, concerning, among other things, our prospects, expected revenues, expenses and profits, developments and business strategies for our operations, all of which are subject to certain risks, uncertainties and assumptions. Our actual results may differ materially from those expressed or implied in this Form 10-Q. Many of these factors are beyond our ability to control or predict. Accordingly, we caution investors not to place undue reliance on forward-looking statements. There is no assurance that our expectations will be realized. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2003 under the captions "Forward-Looking Statements" and "Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations - Risk Factors."

GENERAL

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

In the first quarter of 2004, we reported revenues of $11.8 million, a 30.5% decrease compared with the first quarter of 2003 revenues of $17.0 million. The operating loss for the first quarter of 2004 was $5.3 million, compared with an operating income of $0.1 million in the first quarter of 2003. During the first quarter of 2004, based upon management's experience, market conditions in the Gulf of Mexico remained relatively weak as offshore drilling remained depressed as capital expenditures by oil and natural gas companies were below normal levels. In addition, our fleet-wide utilization is generally lower during the first half of the year because of winter weather conditions in the Gulf of Mexico. Furthermore, during the first quarter, a substantial number of our customers finalize capital budgets and solicit bids for construction projects. These forces have driven market prices and fleet utilization to low levels, and as a result, have adversely impacted our revenues and gross margin.

We have a significant working capital deficit position primarily resulting from the current classification of the Midnight Express construction finance facility that matures on October 31, 2004. This position places a high degree of pressure on our liquidity management and could ultimately impact our operations and future business plans. Management believes, however, that we have the
ability   to  sustain  our  operations  and  meet  our  financial
commitments, at least for the near-term, through effective management of our operations and the available liquidity provided through our credit facilities. However, if we continue to incur significant cash losses or if our ability to access our credit facilities is curtailed, our ability to continue to manage our liquidity needs and meet our operating and other financial commitments may be jeopardized in the future.

We believe that certain factors are critical to our success, including having sufficient financial liquidity to fund the completion of the conversion of the Midnight Express in 2004; ascertaining utilization for the Midnight Express as soon as possible upon completion of its sea trials, which is expected in the second half of 2004; raising additional funds through the public or private placement of equity; reducing certain fixed costs and paying down outstanding debt through the sale of certain vessels; managing the utilization of our existing fleet of vessels by strategically positioning our DP-2 vessels on jobs to promote efficiency and greater margins; continuing to expand our market from the shallow water into the intermediate water depths and the deepwater with the use of our DP-2 vessels; and developing an international presence.

In order to accomplish our business plan and meet our financial obligations, we must:

  - Complete the conversion of the Midnight Express in a timely manner and within the financial constraints of the $19.0 million increase to our credit facility.

  - Raise additional capital to fund working capital require-ments, including the payment of monthly lease amounts for the Midnight Hunter and Midnight Arrow, which are approx-imately $6.9 million for the remaining three quarters of the year ended December 31, 2004, and to make monthly and quarterly interest and principal payments to General Electric Commercial Equipment Financing (GE Commercial) as part of the Midnight Eagle term loan and General Electric Capital Corporation (GE Capital) as part of the Midnight Wrangler term loan (together $4.4 million for the year ended December 31, 2004 of which as of May 14, 2004 we have met $1.3 million).

  - Dispose of certain non-essential vessels to reduce debt and associated fixed costs.

  - Enter into an agreement(s) for utilization of the Midnight Express near the time of the completion of its final sea trials in the second half of 2004.

We have been actively pursuing transactions to address the above matters as well as others described in Note 2 to the Company's financial statements, the ultimate resolution of which is beyond our control and will have a significant impact on our financial condition and liquidity. As a result, no assurances can be given that these transactions will be completed as contemplated or at all, which could have a detrimental effect on our ability to continue our operations. For more information regarding our business plan and these transactions, see Note 2 to the Financial Statements located in Item 1 of this Form 10-Q, and for the related risks, see "Risk Factors" in "Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations - Risk Factors" in our Annual Report on Form 10-K filing for the fiscal year ended December 31, 2003.

We remain focused on our strategy of moving into the deepwater markets of the world through the establishment of our fleet of DP-2 vessels. Since 1997, we have increased the size of our total fleet from three to twelve construction and service vessels. In 2002, we acquired a 520-foot vessel from Smit International, renamed the Midnight Express, which is being converted to a DP-2 offshore construction vessel with our patented pipelay system at an estimated cost of approximately $109.0 million. In December 2002, we committed to purchase a cable-lay vessel, renamed the Midnight Wrangler, for the purpose of deepwater pipelay and subsea construction. We took possession of this vessel in March 2003 and the vessel entered our active fleet in August 2003 after various modifications and upgrades were made to it. In January 2004, we entered into a new charter for the Midnight Hunter, a deepwater capable diving support vessel. These critical additions to our fleet over the past few years have positioned us to grow our business while achieving better margins as we move into the intermediate depths and the deepwater. These DP-2 vessels are the core of our fleet and the key to the future successes of the Company.

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

RESULTS OF OPERATIONS

Comparison of the Quarter Ended March 31, 2004 to the Quarter
Ended March 31, 2003

The following table highlights revenue days (days of vessel utilization), revenue and gross profit for the quarters ended
March 31, 2004 and March 31, 2003.

(dollars in thousands, except
per revenue day, unaudited)          Quarter Ended March 31,
                                     ----------------------
                                       2004          2003
                                       ----          ----
Revenue Days                              378            490
Revenue                             $  11,842      $  17,029
Gross Profit (Deficit)              $  (1,402)     $   3,284
Average per Revenue Day:
     Revenue                        $  31,328      $  34,753
     Gross Profit (Deficit)         $  (3,709)     $   6,702

Revenues. Revenues were $11.8 million for the three months ended March 31, 2004 compared to $17.0 million for the three months ended March 31, 2003, a decrease of 30.5%. The decrease in first quarter 2004 revenues was caused by the overall decline in the utilization of our fleet during the period and the decrease in average pricing realizations (revenues divided by revenue days) when compared to the comparable first quarter 2003 statistics. The number of revenue days worked declined 22.9% between periods. In addition, average pricing realizations in the first quarter of 2004 were 9.9% lower than the average pricing realizations in the first quarter of 2003. Our fleet worked 378 revenue days in the first quarter of 2004 resulting in a utilization rate of 40.3%, compared to 490 revenue days worked in the three months ended March 31, 2003, or a 60.9% utilization rate. A majority of the decrease in fleet utilization came from the pipelay barges as the Midnight Brave, Midnight Eagle and Midnight Rider worked 92 fewer revenue days combined as compared to the first quarter of 2003. In addition, the Midnight Arrow contributed 67 fewer revenue days in the first quarter of 2004 than in the comparable period of 2003. However, offsetting these declines in utilization was the addition of 49 revenue days from the Midnight Wrangler, which was not in the active fleet in the first quarter of 2003.

Gross Profit (Deficit). Gross profit (defined as revenues less cost of sales) was a deficit of $1.4 million for the three months ended March 31, 2004, compared to a margin of $3.3 million for the three months ended March 31, 2003. Cost of sales consists of job related costs such as vessel wages, insurance and repairs and maintenance. The gross profit deficit in the quarter ended March 31, 2004 was primarily a result of the decline in the utilization of our fleet combined with the lower average revenue per day, as discussed above, which led to a revenue level that did not cover our cost structure. Overall, our costs of sales decreased from $13.7 million in the quarter ended March 31, 2003 to $13.2 million in the quarter ended March 31, 2004. The overall decline in cost of sales was due to decreases in vessel wages, repairs and maintenance, support vessel costs, catering and job consumables offset by increases in subcontract costs and insurance.

Depreciation and Amortization. Depreciation and amortization expense was $2.1 million for the three months ended March 31, 2004 compared to $1.8 million for the three months ended March 31, 2003, an increase of 15.4%. This increase was a result of depreciation expense for the Midnight Wrangler and the Midnight Gator in the first quarter of 2004 as compared to none in the first quarter of 2003. This was partially offset by the decrease in the amortization of the drydock costs for the Midnight Carrier in the first quarter of 2004 as compared to the first quarter of 2003.

General and Administrative Expenses. General and administrative expenses totaled $1.6 million (13.6% of revenues) for the three months ended March 31, 2004 compared to $1.4 million (8.0% of revenues) for the three months ended March 31, 2003. The first quarter 2004 general and administrative expenses were higher due to increases in legal expenses, professional expenses and financing fees.

Other  Income. Other income was zero for the three  months  ended
March 31, 2004 compared to other income of $1,000 for the three months ended March 31, 2003. We capitalized all of our first quarter 2004 and 2003 interest costs, totaling $0.9 million and $0.1 million, respectively, in relation to the conversion of the Midnight Express.

Income Taxes. For the quarter ended March 31, 2004, we increased our deferred tax asset valuation allowance by $1.9 million, recognizing no net income tax benefit associated with our operating loss due to the uncertainty of future taxable income. We recorded a $36,000 expense (a 35% effective tax rate) during the three months ended March 31, 2003.

Net Income (Loss). Net loss for the three months ended March 31, 2004 was $5.3 million, compared with a net income of $0.1 million for the three months ended March 31, 2003.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity Needs and Our Financial Plan
We expect to need a significant amount of capital to finance our operations and meet our debt service obligations. We are taking steps to address our capital requirements for financial liquidity and have developed a financial plan that we believe will provide us with sufficient financial resources to continue to conduct our operations. Please refer to Note 2 to the Financial Statements located in Item 1 of this Form 10-Q for more details on our plan. However, no assurances can be given that we will successfully accomplish the objectives of our plan.

As part of our financial plan, in April 2004 we executed an amendment with Regions Bank and EDC for a $19.0 million increase to our existing credit facility (the "Finance Facility") to complete the conversion of the Midnight Express. In addition, these lenders have agreed to extend the time frame of the construction period of the Finance Facility from June 30, 2004 to October 31, 2004, at which point the construction period financing will convert to term status. Regions Bank and EDC have also amended certain covenant obligations that we must meet as discussed below. We also executed amendments in April 2004 with GE Commercial and GE Capital relating to our Midnight Eagle and Midnight Wrangler term loans, respectively.

In April 2004, we came to a settlement with Davie Maritime, Inc., the shipyard that is completing the conversion of the Midnight Express in Quebec, Canada, through an increase in the contract price of $8.3 million. Since the initial contract signing, the contract price has increased from $37.1 million to $52.6 million as of May 14, 2004 of which $7.2 million has resulted from approved change orders and $8.3 million from an agreed increase in contract price. This settlement covers all of the claims made by Davie Maritime, Inc. against us. The settlement is to be paid from March 1, 2004 through the delivery date from the additional $19.0 million from the Finance Facility. The agreement also calls for a revised delivery date of May 21, 2004. Should Davie Maritime, Inc. not deliver the vessel on May 21, 2004, or a later date which could arise due to permissible delays, Davie Maritime, Inc. will incur liquidated damages following a seven-day grace period based on the number of days delinquent in delivery of the vessel. After the Midnight Express leaves the Davie Maritime, Inc. shipyard, we expect that an additional 90 days of modifications will be required before the vessel is ready to enter our active fleet. During this time period, our patented pipelay system and special-built 500-ton crane will be installed onboard the vessel before it enters a period of sea trials. We expect the vessel to enter the active fleet in the third quarter of 2004.

We have entered into discussions with various customers to utilize the Midnight Express in both U.S. and foreign waters under both standard pipeline project work and on multi-year charter arrangements. There is no guarantee that such contracts or charters will be awarded to us.

Also as part of our business plan, we settled with Stolt Offshore, Inc. (Stolt) in the amount of $6.2 million for recovery of work we completed for Stolt in relation to the Boston Hubline project in the first half of 2003. We collected these funds in March 2004 and have used them for general operating purposes and for reducing amounts due under the Company's receivable line of credit.

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

Current Liquidity and Capital Resources
The net cash provided by or used in our operating, investing and financing activities is summarized below:

(in thousands, unaudited)            Three Months Ended March 31,
                                     ----------------------------
                                          2004          2003
                                          ----          ----
Cash flows provided by (used in):
     Operating activities             $  5,164       $ 6,091
     Investing activities              (17,146)       (9,345)
     Financing activities               11,982         3,727
                                      --------       -------
Net change in cash and cash
  equivalents                         $     --       $   473
                                      ========       =======

Our cash flow from operating activities is affected by a number of factors, including our net results, depreciation and amortization, and changes in our working capital. In the quarter ended March 31, 2004, our operating activities provided net cash of $5.2 million as compared to $6.1 million in the quarter ended March 31, 2003.

Cash flow used in investing activities in the quarter ended March 31, 2004 was related to the purchase of equipment, primarily related to the conversion of the Midnight Express. Cash expenditures totaled $17.1 million for the quarter ended March 31, 2004 compared to $9.3 million for the quarter ended March 31, 2003. The cash expenditures in the first quarter of 2003 do not include the $9.7 million expended for the purchase of the Midnight Wrangler, as this amount was fully financed (see discussion below).

Cash flow provided by financing activities was $12.0 million in the quarter ended March 31, 2004 and related primarily to the borrowings under our various credit agreements, principally the construction finance facility. Cash flow provided by financing activities for the quarter ended March 31, 2003 was $3.7 million and consisted primarily of proceeds from long-term debt offset by payments on the receivable line of credit.

We had negative working capital (current assets less current liabilities) of $76.3 million at March 31, 2004. This is primarily the result of the inclusion in current liabilities of $59.9 million of borrowings to finance the Midnight Express. As this debt is associated with the conversion work on the Midnight Express, it is classified as current as of March 31, 2004. However, once the conversion of the Midnight Express is completed and the vessel meets certain requirements as specified by the finance agreement, the amounts borrowed to finance the conversion of the Midnight Express are expected to convert to term loan status and be classified accordingly.

The significant changes in our financial position from December 31, 2003 to March 31, 2004 are the increase in debt, the increase in property and equipment, and the decrease in the accounts receivable balance. Total debt has increased to $88.3 million as of March 31, 2004 and consists primarily of the borrowings to finance the conversion of the Midnight Express, the GE Capital Midnight Wrangler term loan, the GE Commercial Midnight Eagle term loan, and the receivable line of credit, which are discussed below. Property and equipment has increased by $15.4 million due to the capital expenditures primarily related to the conversion of the Midnight Express and our accounts receivable balance has decreased by $11.6 million.

Historically, our capital requirements have been primarily for the acquisition and improvement of our vessels and related equipment. We expect that as we continue our entrance into the deepwater market our capital requirements will continue to be primarily for the conversion and improvement of our vessels. Capital expenditures totaled $17.1 million for the quarter ended March 31, 2004, compared to $19.1 million for the quarter ended March 31, 2003. Capital expenditures in 2004 primarily relate to the conversion of the Midnight Express. We currently estimate capital expenditures for the remainder of 2004 to be approximately $21.2 million, primarily representing the conversion of, and the equipment associated with, the Midnight Express. We expect to fund these capital requirements by utilizing our bank and debt facilities in addition to cash flow from operations. Included in this estimate are approximately $2.5 million for routine capital and drydock inspections of our vessels to be incurred during the remainder of 2004.

Available Credit Facilities and Debt
Regions  Bank  Facility. In July 2002, we entered  into  a  $35.0 million bank facility (the "Bank Facility") with Regions Bank, consisting of a $25.0 million asset-based five-year revolving credit facility and a $10.0 million accounts receivable-based working capital facility. Our ability to use the asset-based five-year revolving credit facility was suspended in connection with our financing of the conversion of the Midnight Express and later terminated in April 2004 as part of the $19.0 million increase to
the   construction  finance  facility  as  mentioned  above   and
discussed below. We continue to have available to us the accounts receivable-based working capital facility from Regions Bank. In December 2003, the accounts receivable-based working capital facility was increased to a limit of $15.0 million. Amounts outstanding under the accounts receivable-based working capital
facility   may   not  exceed  85%  of  eligible  trade   accounts
receivable. We had $5.9 million outstanding under the $15.0 million accounts receivable-based working capital facility as of March 31, 2004. In addition, we issued a $1.5 million standby letter of credit as security for the charter payments due under the charter agreement for the Midnight Hunter against the accounts receivable-based working capital facility. In July 2003, this letter of credit was drawn by Cable Shipping, Inc., the owners of the Midnight Hunter. We have recorded the $1.5 million as a liability on our balance sheet as of December 31, 2003 as part of the receivable line of credit. We had available borrowing capacity of up to an additional $1.0 million under the $15.0 million accounts receivable-based working capital facility based upon eligible receivables at March 31, 2004. The $15.0 million accounts receivable-based working capital facility matures on July 1, 2004 and is renewable on an annual basis.

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

The interest rate for the $60.0 million portion of the construction financing is at a floating rate equal to LIBOR plus a spread of 3.25% to 3.50% based upon our consolidated leverage ratio. The interest rate for the $19.0 million portion of the construction financing is LIBOR plus 4.00%. In addition, a 1% origination fee ($190,000) was charged by Regions Bank and EDC for the addition to the credit line and the interest rate on the original $60.0 million financing increased to LIBOR plus 4.00%. We are providing collateral in the form of the Midnight Express as well as a first preferred ship mortgage on the Midnight Fox, Midnight Star, Midnight Dancer, Midnight Carrier, Midnight Brave and Midnight Rider. We have to adhere to various conditions including maintaining tangible net worth of at least $60.0 million, a minimum debt service coverage ratio of at least 1.20 to 1, a consolidated leverage ratio of no more than 2.00 to 1 and a consolidated current ratio (defined below) of 1.30 to 1 (see below for details of amendments). We are not allowed to incur additional debt over $8.0 million without consent from Regions Bank. As of March 31, 2004, we had $59.9 million outstanding under the $60.0 million Finance Facility, leaving us a borrowing capacity of $0.1 million under the Finance Facility. The additional $19.0 million was not available until April 2004, and the funding of the additional $19.0 million was subject to, among other things, (1) the completion of certain customary documentation submission requirements, (2) that no events of default shall have occurred or be continuing, and (3) no material adverse change in our properties, assets, liabilities, business, operations, prospects, income or condition (financial or otherwise) shall have occurred since the effective date (April 8,
2004) and be continuing. All of these conditions were fulfilled and we have drawn approximately $5.0 million as of May 14, 2004 under the $19.0 million facility.

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

Earlier in 2004 we were not in compliance with the current ratio or the debt service coverage ratio requirements under the Finance Facility (with respect to the December 31, 2003 testing period). As a result, in early April 2004 we obtained forbearance waivers from our lenders and effected amendments to our loan agreements to provide certain levels of relief with respect to the required level of minimum coverage as well as changes related to certain components of the computation of the minimum current ratio, as defined, and the minimum debt service coverage ratio, as defined, for the quarterly testing periods of 2004. As of March 31, 2004, we were in compliance with the financial covenants (as amended in early April 2004) of the Bank Facility, the Finance Facility and the GE Commercial term loan. We must comply with the amended consolidated current ratio covenant (as defined) of 0.70 to 1 for the four quarters of 2004 and then the consolidated current ratio covenant (as defined) returns to 1.00 to 1 as of March 31, 2005. There can be no assurance that compliance will be maintained. If compliance is not maintained, all credit agreements could be declared to be in default and all amounts outstanding, including the $19.2 million of debt associated with the Midnight Eagle and Midnight Wrangler facilities, currently classified as long-term could be demanded for payment and our creditors would have the right to seize the applicable collateral. Our obligations under these credit agreements are secured by substantially all of our assets. Any defaults under the credit agreements would adversely impact our ability to sustain our operations in the normal course and have a material effect on our financial condition and results of operations.

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

GE Capital Midnight Wrangler Term Loan. In December 2003, we refinanced the debt used to acquire the Midnight Wrangler (as discussed above) by entering into a secured term loan with GE Capital in the principal amount of $15.0 million. The secured term loan is structured to have quarterly payments over seven years. The interest rate on the term loan is 4.25% over LIBOR and the terms contained an origination discount of 1.50%. The loan agreement contains various covenants beginning on March 31, 2005, including a minimum EBITDA (as defined) of $18.5 million, a minimum fixed charge ratio (as defined) of 1.05 to 1, and a maximum leverage ratio (as defined) of 5.25 to 1 for the financial quarters ended in the period from October 1, 2004 through September 30, 2005. These maximum leverage ratios decline by 0.50 to 1 for each of the following four years (on an annual basis at October 1st) before reaching 3.25 to 1, which applies for the financial quarters ended from October 1, 2008 and thereafter. The collateral for the loan is the Midnight Wrangler, Midnight Runner and Midnight Gator. A final payment was made to Global Marine in December 2003. This early retirement of debt resulted in a gain $0.9 million that we recorded in our income statement for the year ended December 31, 2003.

Cash Requirements
The   following   table   presents  our   long-term   contractual
obligations and the related amounts due, in total and by period, as of March 31, 2004 (in thousands):

                                  Payments Due by Period
                       ----------------------------------------
                                  Less                   After
                                 Than 1   1-3     4-5      5
                        Total     Year   Years   Years   Years
                        -----    ------  -----   -----   -----
Finance Facility      $ 59,884  $59,884 $   --  $   --  $   --
Long-Term Debt          22,587    3,376  6,877   7,027   5,307
Receivable Line of
  Credit                 5,864    5,864     --      --      --
Capital Lease
  Obligations              217      217     --      --      --
Operating Leases        12,271    9,536  2,697      38      --
Unconditional Purchase
  Obligations            7,070    7,070     --      --      --
Other Long-Term
  Obligations              300      300     --      --      --
                        ------   ------  -----   -----   -----
Total Contractual Cash
  Obligations         $108,193  $86,247 $9,574  $7,065  $5,307
                      ========  ======= ======  ======  ======

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

Included in long-term debt is a note assumed by us as part of the purchase of a leisure fishing vessel from an investment holding company wholly-owned by Mr. Stockstill to be used for customer entertainment purposes. The total cost of the vessel was approximately $0.1 million, of which $41,000 was paid during 2002. The debt assumed will be paid in monthly installments over a five-year period.

During the quarter ended March 31, 2004, we made payments of approximately $0.7 million for the operating lease obligation relating to our deepwater technology vessel, the Midnight Arrow, under a five-year charter agreement. We also paid $0.3 million in the quarter ended March 31, 2004 for the charter of the Midnight Hunter, a DP-2 diving support vessel. We paid approximately $14.3 million during the quarter ended March 31, 2004 in relation to the purchase price and conversion of the Midnight Express bringing our total as of March 31, 2004 to $90.6 million.

Included in the operating leases are the monthly payments for certain facilities used in the normal course of operations. However, the majority of the operating lease obligation relates to our charter agreements of the Midnight Arrow and the Midnight Hunter. Included in unconditional purchase obligations and other long-term obligations are the contracts with equipment suppliers related to the conversion of the Midnight Express. We expect to finance the Midnight Express contracts with proceeds from the $79.0 million Finance Facility discussed above.

In August 2001, our Board of Directors approved the repurchase of up to $5.0 million of our outstanding common stock. Purchases were made on a discretionary basis in the open market or otherwise over a period of time as determined by management, subject to market conditions, applicable legal requirements and other factors. In August 2002, we elected to suspend our repurchase program. Under current conditions and to support our vessel expansion strategy, we do not expect to repurchase shares in the near future except for certain events related to the vesting of employee's restricted shares. As of May 14, 2004, 712,471 shares had been repurchased at a total cost of $4.3 million.

Consistent with the focus toward investing in new technology, including deepwater capable assets such as the Midnight Express and the Midnight Wrangler, five of the last six vessels added to our fleet have been DP-2 deepwater capable (Midnight Eagle, Midnight Arrow, Midnight Express, Midnight Wrangler and Midnight Hunter). Through March 31, 2004, we have expended approximately $150.1 million (in combined capital expenditures, operating lease payments and purchase payments) for these vessels, with an additional estimated $30.0 million to be incurred in associated construction costs, operating lease payments and drydock expenses through 2005.

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

NEW ACCOUNTING STANDARDS

In December 2002, the Financial Accounting Standards Board (FASB) issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure - an Amendment of SFAS No. 123," which provides alternative methods of transition for a voluntary change to the fair-value based method of accounting for stock-based employee compensation, and the new standard, which is now effective, amends certain disclosure requirements. We continue to apply APB No. 25, "Accounting for Stock Issued to Employees," and related interpretations in accounting for our stock-based compensation; therefore, the alternative methods of transition do not apply. We have adopted the disclosure requirements of SFAS No. 148 (see Note 2 to the financial statements).

In June 2001, the American Institute of Certified Public Accountants (AICPA) issued an exposure draft of a proposed Statement of Position (SOP), "Accounting for Certain Costs and Activities Related to Property, Plant, and Equipment." This proposed SOP would change, among other things, the method by which companies would account for normal, recurring or periodic repairs and maintenance costs related to "in service" fixed assets. It would require that these types of expenses be recognized when incurred rather than recognizing expense for these costs while the asset is productive. The proposed SOP was presented to the FASB for clearance, however on April 14, 2004, the FASB did not approve the draft SOP and decided to consider the relevant concepts within the SOP in connection with the FASB's short-term convergence project on property, plant and equipment, including depreciation currently scheduled to take place in the 2005-2006 timeframe.

In January 2003, the FASB issued Financial Interpretation 46, "Consolidation of Variable Interest Entities - An Interpretation of Accounting Research Bulletin (ARB) 51" ("FIN 46" or the "Interpretation"). FIN 46 addresses consolidation by business enterprises of variable interest entities (VIEs). The primary objective of the Interpretation is to provide guidance on the identification of, and financial reporting for, entities over which control is achieved through means other than voting rights; such entities are known as VIEs. The provisions of FIN 46 apply immediately to VIEs created after January 31, 2003. Application is required for interests in special-purpose entities in the period ending after December 15, 2003 and is required for all other types of VIE's in the period ending after March 15, 2004. We have no VIEs and there was no material impact on our financial position or results of operations from the adoption of FIN 46.

Significant Accounting Policies and Estimates.

For   a   discussion  of  significant  accounting  policies   and
estimates, see our Annual Report on Form 10-K for the fiscal year ended December 31, 2003.

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

We terminated our charter of the Midnight Hunter on January 24, 2003, as, among other things, the vessel did not meet certain specifications as outlined in the charter agreement and this prevented us from performing some types of work. In November 2003, a London arbitrator issued a ruling against our recission claim, finding that we were not entitled to terminate the charter, but did rule in favor of us on the warranty claim for breach of contract. An interim award of $2.2 million was made in favor of Cable Shipping, Inc. and such amount was placed in escrow pending further proceedings. We have recorded the full amount of the interim award in the financial statements. We attempted to appeal the ruling, but on April 7, 2004 the appeal was denied. The escrowed award has been released to Cable Shipping, Inc. Each party will now make submissions as to quantum of damages for the claim upon which it was successful and a further hearing will be held. Additional amounts awarded to the parties will likely be netted in favor of Cable Shipping, Inc. While an estimate of the net impact of the damages to be awarded with respect to this matter is not currently quantifiable, it is possible that future damages to be awarded to Cable Shipping, Inc. in this matter could have a material adverse effect on our financial condition and/or results of operations.

We filed a lawsuit (Torch Offshore, Inc. v. Newfield Exploration Company, No. 03-0735, filed in the United States District Court, Eastern District of Louisiana on March 13, 2003) against Newfield Exploration Company (Newfield) claiming damages of approximately $2.1 million related to work completed for Newfield in the Gulf of Mexico at Grand Isle Block 103-A. Our lawsuit alleges that we did not receive all compensation to which we were entitled pursuant to the contract. We have recorded a provision for the full amount of this claim; however, we intend to continue to pursue the claim.

In July 2003, we filed a lawsuit (Torch Offshore, Inc. et al v. Stolt Offshore, Inc., et al, No. 03-1915, in the United States District Court, Eastern District of Louisiana on July 3, 2003) against Stolt Offshore, Inc. (Stolt), and its customer, seeking approximately $7.6 million related to work completed for Stolt in Boston, Massachusetts. We worked as a subcontractor to Stolt, who was engaged by Algonquin Gas Transmission Company to complete the Boston Hubline project, an underwater pipeline crossing the
Boston Harbor. The lawsuit alleged that we did not receive all compensation to which we were entitled pursuant to the subcontract we had with Stolt. Two other subcontractors to Stolt joined with us and filed as plaintiffs in the lawsuit.
Additionally, we, along with two other subcontractors, filed a lawsuit in Massachusetts (Civil Action No. 03-01585), which included a claim for breach of contract as well as a claim to assert mechanics' liens against Algonquin's easement located in Weymouth, Norfolk County, Massachusetts. In March 2004, we reached a settlement with Stolt in the amount of $6.2 million and we recorded the full amount of the difference between our original claim and the final settlement (a loss of approximately $1.4 million) in our financial statements as of December 31, 2003. The lawsuits have been dismissed, and the lien claims have been released

Additionally, due to the nature of our business, we are, from time to time, involved in routine litigation or subject to disputes or claims related to our business activities (other miscellaneous litigation). In our management's opinion, none of this other miscellaneous litigation will have a material adverse effect on our financial condition or results of operations.

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

                                  TORCH OFFSHORE, INC.

Date: May 14, 2004                 By:  /s/ ROBERT E. FULTON
                                   -------------------------
                                   Robert E. Fulton
                                   Chief Financial Officer
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

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and we have:

       (a)designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

       (c)evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

       (d)disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation of internal controls over financial reporting, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

       (a)all significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

       (b)any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.

Date:  May 14, 2004              /s/ LYLE G. STOCKSTILL
                                 ----------------------
                                 Lyle G. Stockstill
                                 Chairman of the Board and
                                  Chief Executive Officer

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

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and we have:

       (a)designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

       (c)evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

       (d)disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation of internal controls over financial reporting, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

       (a)all significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

       (b)any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.

Date:  May 14, 2004              /s/ ROBERT E. FULTON
                                 --------------------
                                 Robert E. Fulton
                                 Chief Financial Officer

                                                     Exhibit 32.1

CERTIFICATION BY LYLE G. STOCKSTILL PURSUANT TO 18 U.S.C. SECTION
 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY
                           ACT OF 2002

In connection with the Quarterly Report of Torch Offshore, Inc. (the "Company") on Form 10-Q for the period ending March 31, 2004 as filed with the Securities and Exchange Commission of the date hereof (the "Report"), I, Lyle G. Stockstill, Chairman of the Board and Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. Section 906 of the Sarbanes-Oxley Act of 2002, that:

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

/s/ LYLE G. STOCKSTILL
----------------------
Lyle G. Stockstill
Chairman of the Board and Chief Executive Officer

                                                     Exhibit 32.2

 CERTIFICATION BY ROBERT E. FULTON PURSUANT TO 18 U.S.C. SECTION
 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY
                           ACT OF 2002

In connection with the Quarterly Report of Torch Offshore, Inc. (the "Company") on Form 10-Q for the period ending March 31, 2004 as filed with the Securities and Exchange Commission of the date hereof (the "Report"), I, Robert E. Fulton, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. Section 906 of the Sarbanes-Oxley Act of 2002, that:

(1)  The  Report fully complies with the requirements of  Section
     13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

/s/ ROBERT E. FULTON
--------------------
Robert E. Fulton
Chief Financial Officer