Form 10-Q
period 2004-06-30
TORCH OFFSHORE INC
filed 2004-08-16
CIK 1129650

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C.  20549
                          ____________

                            FORM 10-Q
(Mark One)
    [x]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended June 30, 2004

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

The number of shares of the registrant's common stock outstanding as of August 12, 2004 was 12,642,950, par value $0.01 per share.


                      TORCH OFFSHORE, INC.

                        TABLE OF CONTENTS

                                                      Page
Part I.  Financial Information                        ----

  Item 1.  Financial Statements (Unaudited).

           Condensed Consolidated Balance Sheets as
            of June 30, 2004 and December 31, 2003      3

           Condensed Consolidated Statements of
            Operations for the Three and Six Months
            Ended June 30, 2004 and 2003                4

           Condensed Consolidated Statements of Cash
            Flows for the Six Months Ended
            June 30, 2004 and 2003                      5

           Notes to Condensed Consolidated Financial
            Statements                                  6

  Item 2.  Management's Discussion and Analysis of
             Financial Condition and Results of
             Operations                                14

  Item 3.  Quantitative and Qualitative Disclosures
             About Market Risk                         27

  Item 4.  Controls and Procedures                     27

Part II.  Other Information

  Item 1.  Legal Proceedings                           27

  Item 2.  Changes in Securities and Use of Proceeds   28

  Item 4.  Submission of Matters to a Vote of
           Security Holders                            29

  Item 6.  Exhibits and Reports on Form 8-K            29

           Signature                                   30

           Exhibit Index                               31


                 PART I.  FINANCIAL INFORMATION

Item 1.   Financial Statements.
                      TORCH OFFSHORE, INC.
              CONDENSED CONSOLIDATED BALANCE SHEETS
                         (in thousands)

                                       June 30,  December 31
                                         2004       2003
                                       --------  -----------
                                     (Unaudited)(see Note 1)
Assets
CURRENT ASSETS:
 Cash and cash equivalents              $      41  $      41
 Accounts receivable --
   Trade, less allowance for doubtful
   accounts                                13,961     20,479
 Costs and estimated earnings in excess
   of billings on uncompleted contracts     2,474         --
 Prepaid expenses and other                 6,657      3,561
                                          -------    -------
     Total current assets                  23,133     24,081

PROPERTY AND EQUIPMENT, at cost,
  less accumulated depreciation           166,314    143,266
DEFERRED DRYDOCKING CHARGES,
  less accumulated amortization             2,516        807
SECURITY DEPOSIT (Note 7)                   1,250      1,250
OTHER ASSETS                                  488        502
                                          -------    -------
     Total assets                       $ 193,701  $ 169,906
                                          =======    =======

Liabilities and Stockholders' Equity
CURRENT LIABILITIES:
 Accounts payable -- trade              $  17,019  $  15,148
 Accrued expenses                           4,630      4,597
 Accrued payroll and related taxes            759        819
 Financed insurance premiums                4,286      1,832
 Billings in excess of costs and
   estimated earnings on
   uncompleted contracts                    2,812        459
 Finance Facility (Note 7)                 69,870     45,639
 Current portion of long-term debt(Note 7)  3,922      3,396
 Receivable line of credit (Note 7)         8,912      7,227
                                          -------    -------
     Total current liabilities            112,210     79,117

LONG-TERM DEBT, less current portion
  (Note 7)                                 18,341     20,057
COMMITMENTS AND CONTINGENCIES (Note 9)
STOCKHOLDERS' EQUITY                       63,150     70,732
                                          -------    -------
     Total liabilities and
      stockholders' equity              $ 193,701  $ 169,906
                                          =======    =======

 The accompanying notes are an integral part of these condensed consolidated financial statements.

                      TORCH OFFSHORE, INC.
   CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
              (in thousands, except per share data)


                             Three Months Ended   Six Months Ended
                                  June 30,            June 30,
                               2004       2003      2004     2003
                             ------------------   ----------------
Revenues                      $ 19,020 $ 13,876   $ 30,862 $30,905
Cost of revenues:
 Cost of sales                  17,295   12,500     30,539  26,245
 Depreciation and
  amortization                   2,640    1,822      4,749   3,649
 General and administrative
  expenses                       1,441    1,348      3,056   2,703
 Other operating expense            --       --        160      --
                                ------   ------     ------  ------
  Total cost of revenues        21,376   15,670     38,504  32,597
                                ------   ------     ------  ------
Operating loss                  (2,356)  (1,794)    (7,642) (1,692)
Other income:
    Interest income                 --       --         --       1
                                ------   ------     ------  ------
        Total other income          --       --         --       1
                                ------   ------     ------  ------
Loss before income taxes        (2,356)  (1,794)    (7,642) (1,691)
Income tax benefit                  --      628         --     592
                                ------   ------     ------  ------
Net loss                      $ (2,356)$ (1,166)  $ (7,642)$(1,099)
                                ======   ======     ======  ======

Net loss per common share:
    Basic and Diluted         $  (0.19)$  (0.09)  $  (0.60)$ (0.09)
                                ======   ======     ======  ======

Weighted average common stock
outstanding:
    Basic and Diluted           12,640   12,636     12,639  12,636
                                ======   ======     ======  ======

 The accompanying notes are an integral part of these condensed consolidated financial statements.

                      TORCH OFFSHORE, INC.
   CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
                         (in thousands)

                                         Six Months Ended
                                             June 30,
                                        ------------------
                                          2004      2003
                                          ----      ----
Cash flows provided by operating
  activities:
Net loss                                $(7,642)  $(1,099)
  Depreciation and amortization           4,749     3,649
  Deferred income tax benefit                --      (592)
  Deferred drydocking costs incurred     (2,321)       --
 (Increase) decrease in working capital:
  Accounts receivable                     6,518     8,185
  Costs and estimated earnings in excess
   of billings on uncompleted contracts    (121)      244
  Prepaid expenses, net of financed
   portion                                 (642)     (765)
  Accounts payable - trade                1,871     1,479
  Accrued payroll and related taxes         (60)     (128)
  Accrued expenses and other                193    (1,996)
                                         -------  -------
Net cash provided by operating
  activities                              2,545     8,977
                                         -------  -------
Cash flows used in investing
  activities:
  Purchases of property and equipment   (27,186)  (36,931)
                                        -------   -------
Net cash used in investing activities   (27,186)  (36,931)
                                        -------   -------

Cash flows provided by financing
  activities:
  Net proceeds on receivable line of
   credit                                 1,685       597
  Net proceeds from Finance Facility     24,231    19,630
  Net proceeds (payments) on long-term
   debt                                  (1,269)    7,419
  Treasury stock purchases                   (6)      (18)
                                        -------   -------
Net cash provided by financing
 activities                              24,641    27,628
                                        -------   -------

Net change in cash and cash equivalents      --      (326)
Cash and cash equivalents at beginning
  of period                                  41       327
                                        -------   -------
Cash and cash equivalents at end of
  period                                $    41   $     1
                                        =======   =======

Interest paid (net of amounts
capitalized)                            $    --   $    --
                                        =======   =======

Income taxes paid                       $    --   $    --
                                        =======   =======

Supplementary non-cash investing
 activities:
  Purchase of Midnight Wrangler         $    --   $(9,731)
                                        =======   =======

The accompanying notes are an integral part of these condensed consolidated financial statements.

                      TORCH OFFSHORE, INC.
      NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                           (Unaudited)

1.   Organization and Basis of Presentation:
The interim condensed consolidated financial statements included herein have been prepared by Torch Offshore, Inc. (a Delaware corporation) and are unaudited, except for the balance sheet at December 31, 2003, which has been prepared from the Company's previously audited financial statements. The balance sheet at December 31, 2003 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by U.S. generally accepted accounting principles (U.S. GAAP) for complete financial statements. The condensed consolidated financial statements of Torch Offshore, Inc. include its wholly-owned subsidiaries Torch Offshore, L.L.C., Torch Express, L.L.C., and Torch Venture, L.L.C. (collectively, the "Company"). Management believes that the unaudited interim financial statements include all adjustments (such adjustments consisting only of a normal recurring nature) necessary for fair presentation. Certain information and note disclosures normally included in annual financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to rules and regulations governing interim period reporting. The results for the three and six months ended June 30, 2004 are not necessarily indicative of the results to be expected for the entire year. The interim financial statements included herein should be read in conjunction with the audited financial statements and notes thereto together with Management's Discussion and Analysis of Financial Condition and Results of Operations included in the Company's annual report on Form 10-K for the fiscal year ended December 31, 2003.

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

The Company's financial statements are prepared in accordance with accounting principles generally accepted in the United States. As further discussed in Note 2, the Company faces significant financial liquidity issues as a result of adverse business conditions in its operating sector and significant current debt obligations due in 2004 associated with the conversion of the Midnight Express, which has experienced certain unbudgeted cost overruns and unexpected delays in the timing of scheduled construction completion. In addition, as of December 31, 2003, the Company was not in compliance with certain covenants of its loan agreements and had to obtain forbearance waivers and amendments from its lenders for such matters of noncompliance. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters, which involve inherent uncertainties and conditions beyond the Company's control, are also discussed in Note 2. The accompanying financial statements have been prepared on the basis that the Company will continue as a going concern and do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of these uncertainties.

2.   Capital Resources and Liquidity:
As discussed in the Company's annual report on Form 10-K for the year ended December 31, 2003, the Company has been significantly and negatively affected by adverse business conditions in its industry, and other events with a direct impact on the Company's earnings. The Company has experienced recurring losses from operations, negative operating cash flows and a working capital deficiency. As a result, the Company's independent public accountants advised the Company that they had reached a conclusion that there is substantial doubt the Company's ability to continue as a going concern and, as required by auditing standards generally accepted in the United States, included in their auditors' report on the Company's 2003 financial statements an explanatory paragraph to reflect that conclusion.

The accompanying financial statements reflect a net loss of $7.6 million for the first six months of 2004 and a working capital deficit of $89.1 million as of June 30, 2004, which includes the $69.9 million amount due under the Company's Finance Facility to build the Midnight Express. In addition, the Company generated a net loss of $9.2 million for the year ended December 31, 2003, $6.8 million of which was realized in the fourth fiscal quarter of 2003. The Company faces significant liquidity and working capital challenges, in addition to costs of expanding the Company's operations into the deepwater market, and will need to raise additional capital to continue to meet its debt obligations and conduct its operations as currently conducted.

The  Company's  ability  to continue  in  the  normal  course  of business is dependent upon its ability to raise additional capital and the success of its future operations. Management of the Company has developed a plan to address its liquidity challenges. The components of this plan involve completing the conversion of the Midnight Express within current financial constraints, raising additional capital to fund working capital and debt obligation requirements, and the possible sale of certain vessels. The Company has retained Raymond James and Energy Capital Solutions as its financial advisors to evaluate financing alternatives. There can be no assurance that the Company will be successful in significantly improving its operating results, or that it will be able to raise capital or sell vessels on acceptable terms, if at all. If the Company is unable to successfully implement its plan and/or improve its operating results, its financial condition will be materially and adversely affected.

Conversion of the Midnight Express
In April 2004, the Company entered into an agreement with Regions Bank and Export Development Canada (EDC) for an additional $19.0 million of funding under the Finance Facility (see Note 7) to complete the conversion of the Midnight Express. In addition, the Company's creditors agreed to extend the time frame of the construction period of the Finance Facility from June 30, 2004 to October 31, 2004 at which point the construction period financing is expected to convert to term status. Regions Bank and EDC have also amended certain covenant obligations that the Company must meet in 2004. The consolidated current ratio covenant (as defined) is now at 0.70 to 1 for all four quarters of 2004.

The Midnight Express arrived in Scheidam, The Netherlands in mid-June 2004 and the installation of the patented pipelay system began immediately at the manufacturer's operation. In addition, the Company partially installed the special-built 500-ton crane. The vessel departed for the Gulf of Mexico in late July 2004 and is expected to arrive in the Gulf of Mexico in mid-August 2004. Further outfitting and installation of the pipe handling system, automatic welding system, and the gantry crane rails and racks will occur in the Gulf of Mexico, as will the final pipelay system sea trials for the vessel. The Company expects the vessel to enter the active fleet at the beginning of the fourth quarter of 2004.

Utilization of the Midnight Express
In August 2002, the Company developed a deepwater group to initiate its entrance into the deepwater market using the Midnight Hunter and Midnight Wrangler. The group has completed various pipelay projects and subsea construction projects in the deepwater. This group has also been dedicated to the marketing of the Midnight Express. To date, the Company has submitted the Midnight Express to multiple customers on various types of bids. The Company is in discussions with several customers to perform work in the last quarter of 2004 in the Gulf of Mexico as well as international work in 2005 and beyond. There is no assurance that such contracts will be awarded to the Company.

Additional Capital and Restructuring of Indebtedness
The Company is seeking to raise capital and or refinance its existing debt through the private and public capital markets. The Company's ability to raise capital will depend on factors outside of the Company's control, including the condition of the capital markets and the Company's industry. Additionally, pursuant to the terms of the Company's financing agreement with Regions Bank and EDC, the Company is required to raise the lesser of $10.0 million or 20% of the market capitalization of the Company at the time of the issuance by June 30, 2005 through an equity offering and requires that the first $10.0 million of proceeds associated with such an offering be used to reduce amounts outstanding under the Finance Facility.

On July 22, 2004, the Company entered in an agreement with Regions Bank for a $5.0 million non-revolving line of credit with an initial term of 120 days to be used for working capital purposes. Interest on this line of credit accrues at LIBOR plus 4.00%. The Company's obligation under this line of credit is secured by the Midnight Rider, which also secures the Company's obligations under the Finance Facility with Regions Bank and EDC. In order to use this vessel as collateral in the line of credit, EDC took a subordinated secured position on the vessel. In addition, as part of the above transaction, Regions Bank agreed to allow the usage of approximately $1.5 million of proceeds from Industry Canada (see Note 11) to pay the interest on the Finance Facility during the conversion period. The proceeds were originally allocated to repay a portion of the $19.0 million additional financing arranged in April 2004 to convert the Midnight Express. The terms of the note call for the loan to be repaid on November 19, 2004. The Company intends to repay the $5.0 million note through a refinancing of its existing debt with the prospect of converting this $5.0 million into long-term debt. In the event the Company is successful in obtaining refinancing of its existing debt, the agreement with Regions Bank and EDC calls for the proceeds of the refinancing to: 1) repay this $5.0 million note, 2) repay $1.5 million of the additional $19.0 million of financing on the Midnight Express conversion, and 3) use 50% of the refinance proceeds received in excess of $6.5 million to also repay a portion of the additional $19.0 million of financing on the Midnight Express conversion.

Disposal of Vessels
In connection with the Company's efforts to raise funds, the Company is also pursuing the sale of certain vessels into foreign markets either through charters to operators in these foreign markets or the outright sale of these vessels. The Company has had discussions with various parties; however, no definitive agreements have been entered into. There is no assurance that the Company will reach such an agreement and/or complete a transaction during 2004. The Finance Facility specifies that any proceeds from the sale of a vessel that is pledged as collateral be used to repay the amounts due under the Finance Facility.
                ________________________________

Management believes that these transactions would provide sufficient funding for the Company's debt and working capital requirements for 2004. Because these transactions are not complete, they involve inherent uncertainties, including uncertainties beyond the Company's control. As a result, the Company's independent public accountants, after considering the plans described above, advised the Company that they had reached a conclusion that such uncertainties raise substantial doubt regarding the Company's ability to continue as a going concern and as required by standards of the Public Company Accounting Oversight Board (United States), included in their auditors' report on the Company's 2003 financial statements an explanatory paragraph to reflect that conclusion.

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

3.   Stockholders' Equity:
Treasury Stock - In August 2001, the Company's Board of Directors approved the repurchase of up to $5.0 million of the Company's outstanding common stock. Purchases were made on a discretionary basis in the open market or otherwise over a period of time as determined by management, subject to market conditions, applicable legal requirements and other factors. In August 2002, the Company elected to suspend the repurchase program. Under current conditions and to support our vessel expansion strategy, the Company does not expect to repurchase shares in the near future except for certain events related to the vesting of employee's restricted shares. As of June 30, 2004, 715,074 shares had been repurchased at a total cost of $4.3 million.

Stock Option Plan - The Company has a long-term incentive plan under which 3.0 million shares of the Company's common stock are authorized to be granted to employees and affiliates. The awards can be in the form of options, stock, phantom stock, performance-based stock or stock appreciation rights. As of June 30, 2004, stock options covering 428,673 shares of common stock with a weighted average exercise price of $9.85 per share, and 38,124 shares of restricted stock, both vesting generally over five years, were outstanding.

4.   Earnings Per Share:
The  Company follows Statement of Financial Accounting  Standards
(SFAS) No. 128, "Earnings per Share." Basic earnings per share is calculated by dividing net income/loss by the weighted-average number of common shares outstanding for the applicable period, without adjustment for potential common shares outstanding in the form of options, warrants, convertible securities or contingent stock agreements. For calculation of diluted earnings per share, the number of common shares outstanding are increased (if deemed dilutive) by the number of additional common shares that would have been outstanding if the dilutive potential common shares had been issued, determined using the treasury stock method where appropriate.

Common stock equivalents (related to stock options and restricted stock) excluded from the calculation of diluted earnings per share, because they were anti-dilutive, were approximately 467,000 shares and 348,000 shares for the second quarters of 2004 and 2003, respectively, and approximately 467,000 shares and 348,000 shares in the first six months of 2004 and 2003, respectively.

5.   Stock-Based Compensation:
The Company accounts for its stock-based compensation in relation to the 2001 Long-Term Incentive Plan in accordance with Accounting Principles Board Opinion (APB) No. 25, "Accounting for Stock Issued to Employees." However, SFAS No. 123, "Accounting for Stock-Based Compensation," and SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure - An Amendment of SFAS No. 123," permits the intrinsic value-based method proscribed by APB No. 25, but requires additional disclosures, including pro forma calculations of earnings and net earnings per share as if the fair-value method of accounting prescribed by SFAS No. 123 had been applied. If compensation expense had been determined using the fair-value method in SFAS No. 123, the Company's net loss and loss per share would have been as shown in the pro forma amounts below:

(in  thousands, except per share data)

                             Three Months Ended  Six Months Ended
                                  June 30,           June 30,
                             ------------------  ----------------
                               2004      2003     2004     2003
                              ------    ------   ------   ------
Net loss, as reported       $(2,356)  $(1,166)  $(7,642) $(1,099)
 Add: Stock-based
  compensation expense
  included in net loss,
  net of tax                     33        15        66       62
 Less: Stock-based
  compensation expense
  using fair value method,
  net of tax                   (182)     (107)     (365)    (242)
                            -------   -------    -------  -------
Pro forma net loss          $(2,505)  $(1,258)   $(7,941) $(1,279)
                            =======   =======    =======  =======

Basic and diluted loss
  per share                 $ (0.19)  $ (0.09)   $ (0.60) $ (0.09)
Pro forma basic and
 diluted loss per share     $ (0.20)  $ (0.10)   $ (0.63) $ (0.10)

6.     Property and Equipment:
During the second quarter of 2004, management committed to a plan to scrap the Midnight Runner and remove the vessel from the
Company's fleet. An asset impairment charge of $0.6 million was recorded in relation to the Midnight Runner (included in depreciation and amortization) for the three and six-months ending June 30, 2004. The impairment charge was based upon the Company's estimate of the vessel's scrap salvage value, the impact of which reduced the Company's previous carrying value for the vessel to approximately $50,000.

7.   Long-Term Debt:
In July 2002, the Company entered into a $35.0 million bank facility (the "Bank Facility") consisting of a $25.0 million asset-based five-year revolving credit facility and a $10.0 million accounts receivable-based working capital facility with Regions Bank. The Company's ability to use the asset-based five-year revolving credit facility was suspended in connection with our financing of the Midnight Express and later terminated in April 2004 as part of the $19.0 million increase to the construction finance facility discussed below. The Company continues to have available the accounts receivable-based working capital facility from Regions Bank. In December 2003, the accounts receivable-based working capital facility was increased to $15.0 million. Amounts outstanding under the accounts receivable-based working capital facility may not exceed 85% of eligible trade accounts receivable. The Company had $8.9 million outstanding under the $15.0 million accounts receivable-based working capital facility as of June 30, 2004. In addition, the Company issued a $1.5 million standby letter of credit as security for the charter payments due under the charter agreement for the Midnight Hunter against the accounts receivable-based working capital facility. In July 2003, this letter of credit was drawn by Cable Shipping, Inc., the owners of the Midnight Hunter. The Company recorded the $1.5 million as a liability in full on the balance sheet during the second quarter of 2003. The Company had an available borrowing capacity of up to $2.1 million under the $15.0 million accounts receivable-based working capital facility based upon eligible receivables at June 30, 2004. The $15.0 million accounts receivable-based working capital facility was extended and now has a maturity date of July 2, 2005.

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

In  April  2004,  the Company increased the Finance  Facility  by
$19.0 million to $79.0 million and amended the maturity to October 31, 2004. The amounts outstanding under the Finance Facility will convert into two separate loans at the earlier of the facility's maturity date or completion of the conversion of the Midnight Express. The first loan represents the original $60.0 million borrowing and will convert to a three-year term loan facility. The second loan is for the additional $19.0 million and will convert to a twenty-month term loan facility maturing on June 30, 2006. In addition, as part of the increase to the credit facility, the $25.0 million asset-based five-year revolving credit facility was cancelled as discussed above. Regions Bank and EDC also have the right to the first $10.0 million of any equity offering, to the proceeds from the sale of any of the mortgaged vessels (see discussion below) and to the interest rate buy-down expected from Industry Canada during the third quarter of 2004.

The interest rate for the $60.0 million portion of the construction financing was LIBOR plus a spread of 3.25% to 3.50% based upon the consolidated leverage ratio of the Company before it was amended as part of the $19.0 million increase to the credit line. The interest rate for the $19.0 million portion of the construction financing is LIBOR plus 4.00%. In addition, the Company was charged a 1% origination fee ($190,000) by Regions Bank and EDC for the addition to the credit line and the interest rate on the original $60.0 million financing increased to LIBOR plus 4.00%. The Company is providing collateral in the form of the Midnight Express as well as a first preferred ship mortgage on the Midnight Fox, Midnight Star, Midnight Dancer, Midnight Carrier, Midnight Brave and Midnight Rider. The Company must adhere to various conditions including maintaining a tangible net worth of at least $60.0 million, a minimum debt service coverage ratio of at least 1.20 to 1, a consolidated leverage ratio of no more than 2.00 to 1 and a consolidated current ratio (defined below) of 1.30 to 1 (see below for details of amendments). The Company is not allowed to incur additional debt over $8.0 million without consent from Regions Bank. The Company had $69.9 million outstanding under the $79.0 million Finance Facility as of June 30, 2004 and capitalized $1.7 million of 2004 interest costs in the six months ended June 30, 2004 in relation to the conversion of the Midnight Express as compared to $0.4 million capitalized in the first two quarters of 2003.

Upon achievement of certain construction completion milestones, but no later than October 31, 2004, the $79.0 million Finance Facility will convert to term status. The $60.0 million term loan facility would then have a three-year term with a 10-year amortization payment schedule consisting of semi-annual payments (beginning in the first half of 2005) with a balloon payment at the end of the three-year term. The interest rate for this facility is now at 4.00% over LIBOR. The $19.0 million term loan facility would then have a twenty-month term with a $6.0 million principal payment due on June 30, 2005, a $6.0 million principal payment due on December 30, 2005 and the remaining $7.0 million principal payment due on June 30, 2006. Interest would be payable on a monthly basis based on a rate of LIBOR plus 4.00%. Regions Bank and EDC will require the Company to maintain the same collateral and covenants as included in the construction financing depicted above.

See Note 2 regarding the additional $5.0 million of non-revolving debt negotiated with the Company's lenders in July 2004.

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

Earlier in 2004 the Company was not in compliance with the current ratio or the debt service coverage ratio requirements under the Finance Facility (with respect to the December 31, 2003 testing period). As a result, in early April 2004 the Company obtained forbearance waivers from its lenders and effected amendments to its loan agreements to provide certain levels of relief with respect to the required level of minimum coverage as well as changes related to certain components of the computation of the minimum current ratio, as defined, and the minimum debt service coverage ratio, as defined, for the quarterly testing periods of 2004. As of June 30, 2004, the Company was in compliance with the financial covenants (as amended in early April 2004) of the Bank Facility, the Finance Facility and the GE Commercial term loan. The Company must comply with the amended consolidated current ratio covenant (as defined) of 0.70 to 1 for the four quarters of 2004 and then the consolidated current ratio covenant (as defined) returns to 1.00 to 1 as of March 31, 2005. There can be no assurance that compliance will be maintained. If compliance is not maintained, all credit agreements could be declared to be in default and all amounts outstanding, including the $18.3 million of debt associated with the Midnight Eagle and Midnight Wrangler facilities, currently classified as long-term could be demanded for payment and creditors would have the right to seize the applicable collateral. The Company's obligations under its credit agreements are secured by substantially all of the Company's assets. Any defaults under the credit agreements would adversely impact the Company's ability to sustain its operations in the normal course and have a material effect on its financial condition and results of operations.

8.   Income Taxes:
Income Taxes - SFAS 109, "Accounting for Income Taxes," provides for the weighing of positive and negative evidence in determining whether it is more likely than not that a deferred tax asset is recoverable. The Company has incurred losses in 2001 and 2003 and has losses on an aggregate basis for the three-year period ended December 31, 2003. In addition, the Company has incurred losses in the six months ended June 30, 2004. Deferred income tax assets are reduced by a valuation allowance when it is more likely than not that some portion or all of the deferred income tax assets will not be realized. Relevant accounting guidance suggests that a recent history of cumulative losses constitutes significant negative evidence, and that future expectations about income are overshadowed by such recent losses. The Company recognized no income tax benefit in the first half of 2004 for this reason.

9.   Commitments and Contingencies:
Contingencies - The Company has been named as a defendant in a stockholder class action suit filed by purported stockholders regarding the Public Offering. This lawsuit, Karl L. Kapps, et. al. v. Torch Offshore, Inc. et. al., No. 02-00582, which seeks unspecified monetary damages, was filed on March 1, 2002 in the United States District Court for the Eastern District of Louisiana. The lawsuit was dismissed on December 19, 2002 for failure to state a claim upon which relief could be granted. The plaintiffs appealed to the United States Court of Appeals for the Fifth Circuit. On July 26, 2004 the Court of Appeals for the Fifth Circuit dismissed the case.

In May 2002, the Company entered into an agreement with Cable Shipping, Inc. to time charter a vessel, the G. Murray, under a three-year contract at a rate of $18,500 per day. The time charter commenced in the third quarter of 2002 and the vessel was renamed the Midnight Hunter. However, on January 24, 2003, the Company terminated the time charter because of the vessel's failure to meet certain specifications outlined in the charter agreement. In November 2003, a London arbitrator issued a ruling against the Company's recission claim, finding that the Company was not entitled to terminate the charter, but did rule in favor of the Company on the warranty claim for breach of contract. An interim award of $2.2 million was made in favor of Cable Shipping, Inc. The Company has recorded the full amount of the interim award in its financial statements. The Company attempted to appeal the ruling, but on April 7, 2004 the appeal was denied. The escrowed award has been released to Cable Shipping, Inc. Each party will now make submissions as to quantum of damages for the claim upon which it was successful and a further hearing will be held. Additional amounts awarded to the parties will likely be netted in favor of Cable Shipping, Inc. While an estimate of the net impact of the damages to be awarded with respect to this matter is not currently quantifiable, it is possible that future damages that could potentially be awarded to Cable Shipping, Inc. in this matter could have a material adverse effect on the Company's financial condition and/or results of operations.

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

In July 2003, the Company filed a lawsuit (Torch Offshore, Inc. et al v. Stolt Offshore, Inc., Algonquin Gas Transmission Company and Duke Energy, No. 03-1915, in the United States District Court, Eastern District of Louisiana on July 3, 2003) against Stolt Offshore, Inc. (Stolt), and its customer, seeking recovery of approximately $7.6 million related to work completed for Stolt in Boston, Massachusetts. The Company worked as a subcontractor to Stolt, who was engaged by Algonquin Gas Transmission Company to complete the Boston Hubline project, an underwater pipeline crossing the Boston Harbor. The lawsuit alleged that the Company did not receive all compensation to which the Company was entitled pursuant to the subcontract the Company had with Stolt. Two other subcontractors to Stolt joined with the Company and filed as plaintiffs in the lawsuit. Additionally, the Company, along with two other subcontractors, filed a lawsuit in Massachusetts (Civil Action No. 03-01585), which included a claim for breach of contract as well as a claim to assert mechanics' liens against Algonquin's easement located in Weymouth, Norfolk County, Massachusetts. In March 2004, the Company reached a settlement with Stolt in the amount of $6.2 million and the full amount of the difference between the claim and the final settlement (a loss of approximately $1.4 million) was recorded in the Company's financial statements as of December 31, 2003. The lawsuits have been dismissed, and the lien claims have been released.

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

Lease Commitments - In early 2000, the Company commenced a five-year new-build charter for the Midnight Arrow, a DP-2 deepwater subsea construction vessel. The long-term charter was scheduled to expire in March 2005, but the Company and Adams Offshore Ltd. (the "Lessor") reached an agreement to early terminate the charter effective May 31, 2004. As part of the termination agreement, the Lessor waived the early termination fee and it was agreed that the Company is to pay the Lessor $250,000 per month until the outstanding balance of $1.8 million due to the Lessor (all of which has been accrued) is eliminated. The charter was accounted for as an operating lease.

In January 2004, the Company entered into a time charter for the Midnight Hunter, a 340-foot DP-2 deepwater capable vessel. The time charter for the Midnight Hunter is at a day rate of $14,500 per day and ends September 2, 2005, with provisions for extension or outright purchase. The charter amount includes the marine crew, maintenance and repairs, drydock costs and certain insurance coverages. The vessel was previously under charter by the Company, but the Company cancelled the charter in January 2003 because the vessel did not meet certain specifications as outlined in the charter agreement which prevented the Company from performing certain types of work, particularly deepwater pipelay (see further discussion above). However, the Company has re-chartered the vessel at a lower day rate and has altered how it utilizes the vessel. The Company is utilizing the DP-2 vessel in a diving support capacity, which allows it to perform deepwater tie-ins with the Company's 1,000-foot saturation system that has been installed on the vessel.

Other Commitments - The Company has executed contracts with several critical equipment suppliers related to the conversion of the Midnight Express. In December 2002, the Company entered into a contract with Davie Maritime, Inc. of Quebec, Canada to complete the conversion of the Midnight Express at a contract value of $25.3 million ($37.1 million inclusive of assigned critical equipment supplier contracts) that became effective in April 2003. Due to the recent settlement with Davie Maritime, Inc., the shipyard contract, inclusive of assigned critical equipment supplier contracts, had a final value of $53.2 million of which $7.8 million came from approved change orders and $8.3 million from an agreed increase in contract price. The shipyard contract was completed with the delivery of the Midnight Express on June 4, 2004. The remaining outstanding contracts for the conversion of the Midnight Express aggregate $29.7 million, of which $26.2 million had been paid as of June 30, 2004. In the event the Company terminates these contracts, the Company is required to pay certain of these suppliers' costs incurred to date while other suppliers are entitled to the full value of the contract, depending upon the terms of the relevant agreement. The Company believes its present termination cost exposure on these contracts totals approximately $3.5 million.

As of June 30, 2004, two trade creditors had outstanding maritime liens on various vessels in the Company's fleet. In July 2004, the Company cured the maritime liens from one of its trade creditors. The Company is in the process of reaching a final settlement with the second trade creditor. All applicable liabilities have been recorded in full on the Company's balance sheet as of June 30, 2004.

10.  New Accounting Standards:
In December 2002, the Financial Accounting Standards Board (FASB) issued SFAS No. 148, which provides alternative methods of transition for a voluntary change to the fair-value based method of accounting for stock-based employee compensation, and the new standard, which is now effective, amends certain disclosure requirements. The Company continues to apply APB No. 25, "Accounting for Stock Issued to Employees," and related interpretations in accounting for its stock-based compensation; therefore, the alternative methods of transition do not apply. The Company has adopted the disclosure requirements of SFAS No. 148 (see "Stock-Based Compensation" above).

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

11.  Subsequent Events:
On July 6, 2004, the Company signed a forbearance agreement with GE Capital to defer the quarterly principal installment payment of $0.5 million due on the Midnight Wrangler term loan. The quarterly installment payment which was originally due on June 17, 2004 is now payable on September 17, 2004.

On July 22, 2004, the Company entered into an agreement with Regions Bank for a $5.0 million non-revolving line of credit. See the discussion in Note 2 above.

In July 2004, the Company applied under its structured Finance Facility for the 10% of the accepted Canadian content interest rate subsidy available from Industry Canada. The process has been initiated by Industry Canada to pay the U.S. dollar equivalent of approximately $5.6 million. Of this total, approximately $1.5 million will be paid directly to the Company and will be used by the Company to pay future interest due on the Finance Facility (see Note 2). The remaining amount of approximately $4.1 million will be paid by Industry Canada to Regions Bank and EDC to reduce or "buy down" the interest rate on the $79.0 million Finance Facility when it converts to the three-year term loan.

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

GENERAL

We provide subsea construction services in connection with the in-field development of offshore oil and natural gas reservoirs. We are a leading service provider in our market niche of installing
and    maintaining   small   diameter   flowlines   and   related
infrastructure on the Continental Shelf of the Gulf of Mexico. Over the last few years, we have expanded our operations, fleet capabilities and management expertise to enable us to provide analogous services in water depths up to 10,000 feet. In addition, we have begun to enter the international markets of the world, including Mexico and West Africa, as we believe these areas present opportunities for utilization of our fleet.

In the first half of 2004, we reported revenues of $30.9 million, which equaled the revenues for the six months ended June 30, 2003 of $30.9 million. The operating loss for the first six months of 2004 was $7.6 million, compared with an operating loss of $1.7 million in the first six months of 2003. During the first half of 2004, based upon management's experience, demand for subsea construction services in the Gulf of Mexico remained relatively weak as the levels of offshore drilling activity in the markets where we operate continue to be depressed. In addition, our operations are cyclical and fleet-wide utilization is generally lower during the first half of the year because of winter weather conditions in the Gulf of Mexico. These forces have kept market prices and fleet utilization at low levels while our operating costs have increased, and as a result, an adverse impact has been seen on our gross margin (defined as revenues less cost of sales).

We have a working capital deficit of $89.1 million. This deficit is primarily attributable to the classification of the outstanding indebtedness under the Midnight Express construction finance facility, which matures on October 31, 2004, as a current liability. This position places a high degree of pressure on our liquidity management and could ultimately impact our operations and future business plans. Management believes that our plan, as outlined below, if successful, will provide us with sufficient financial resources to conduct our operations for the next six months and beyond should the Midnight Express be successfully deployed and profitably employed. As of June 30, 2004, we had $15.2 million of borrowing capacity under our credit facilities. However, if we continue to incur significant losses or if our ability to access our credit facilities is curtailed, our ability to continue to manage our liquidity needs and meet our operating and other financial commitments may be jeopardized in the future.

We believe that certain factors are critical to our success, including having sufficient capital resources to complete the conversion of the Midnight Express in 2004; deployment of the Midnight Express as soon as possible upon completion of its sea trials, which is expected in the second half of 2004; raising additional capital with a public or private placement of equity or through the sale of certain vessels; refinancing our existing indebtedness; reducing certain fixed costs; managing the utilization of our existing fleet of vessels by strategically positioning our DP-2 vessels on jobs to promote efficiency and greater margins; and continuing to expand our presence internationally and move into the intermediate water depths and the deepwater markets.

In order to implement our business plan and meet our financial obligations, we must:

  - Complete the conversion of the Midnight Express in a timely manner and within the financial constraints of the $19.0 million increase in the conversion financing.

  -  Raise   additional  capital  to  fund  working   capital
     requirements, including the payment of monthly lease amounts for the Midnight Hunter, which is approximately $0.4 million per month for the remaining two quarters of the year ended December 31, 2004, and to make monthly and quarterly interest and principal payments to General Electric Commercial Equipment Financing (GE Commercial) as part of the Midnight Eagle term loan and General Electric Capital Corporation (GE Capital) as part of the Midnight Wrangler term loan (together $2.1 million for the remainder of 2004 as of June 30, 2004).

  -  Enter into an agreement(s) for utilization of the Midnight
     Express near the time of the completion of its final sea trials in the second half of 2004.

We  have  been  actively attempting to implement  our  plan,  the ultimate success of which is beyond our control. If we are not able to successfully implement our plan our financial condition and liquidity will be materially and adversely affected and there is significant doubt about our ability to continue as a going concern. For more information regarding our plan, see Note 2 to the Financial Statements located in Item 1 of this Form 10-Q, and for the related risks, see "Risk Factors" in "Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations - Risk Factors" in our annual report on Form 10-K filing for the fiscal year ended December 31, 2003.

We remain focused on our business strategy of moving into the deepwater markets of the world through the establishment of our fleet of DP-2 vessels. Since 1997, we have increased the size of our total fleet of construction and service vessels from three to ten construction and service vessels (excludes Midnight Runner). In 2002, we acquired a 520-foot vessel from Smit International, renamed the Midnight Express, which is being converted to a DP-2 offshore construction vessel with our patented pipelay system at an estimated cost of approximately $109.0 million. In December 2002, we committed to purchase a cable-lay vessel, renamed the Midnight Wrangler, for the purpose of deepwater pipelay and subsea construction. We took possession of this vessel in March 2003 and the vessel entered our active fleet in August 2003 after various modifications and upgrades were made to it. In January 2004, we entered into a new charter for the Midnight Hunter, a deepwater capable diving support vessel. These additions to our fleet over the past few years have positioned us to grow our business while achieving better margins as we move into the intermediate depths and the deepwater. These DP-2 vessels are the core of our fleet and the key to our future success.

Business Environment
The demand for subsea construction services has historically depended upon the prices of oil and natural gas. However, this relationship has deteriorated over the past 18 months as the price of oil has greatly increased without a reciprocal increase in the activity in the Gulf of Mexico. There has been an increase in activity in Mexico and West Africa as equipment has moved from the Gulf of Mexico to these areas. These prices do reflect the general condition of the industry and influence the willingness of our customers to spend capital to develop oil and natural gas reservoirs on a global basis. We are unable to predict future oil and natural gas prices or the level of offshore construction activity related to the industry. In addition to the prices of oil and natural gas, we use the following leading indicators, among others, to forecast the demand for our services:

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

-   other risks inherent in marine construction; and

-   availability and cost of insurance.

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

RESULTS OF OPERATIONS

Comparison of the Quarter Ended June 30, 2004 to the Quarter
Ended June 30, 2003

The following table highlights revenue days (days of vessel utilization), revenue and gross profit for the quarters ended
June 30, 2004 and June 30, 2003.

(dollars in thousands, except
per revenue day, unaudited)           Quarter Ended June 30,
                                      ----------------------
                                        2004          2003
                                      ----------   ---------
Revenue Days                               574            504
Revenue                              $  19,020      $  13,876
Gross Profit                         $   1,725      $   1,376
Average per Revenue Day:
     Revenue                         $  33,136      $  27,532
     Gross Profit                    $   3,005      $   2,730

Revenues. Revenues were $19.0 million for the three months ended June 30, 2004 compared to $13.9 million for the three months ended June 30, 2003, an increase of 37.1%. The increase in second quarter 2004 revenues was caused by the overall increase in the utilization of our fleet during the period and the increase in average pricing realizations (revenues divided by revenue days) when compared to the comparable second quarter 2003 statistics. The number of revenue days worked increased 13.9% between periods. In addition, average pricing realizations in the second quarter of 2004 were 20.4% higher than the average pricing realizations in the second quarter of 2003. Our fleet worked 574 revenue days in the second quarter of 2004 resulting in a utilization rate of 64.3%, compared to 504 revenue days worked in the three months ended June 30, 2003, or a 62.6% utilization rate. The increase in fleet utilization is primarily due to the addition of the Midnight Wrangler (91 revenue days) and the Midnight Hunter (82 revenue days) to our fleet as they were not a part of the operating fleet in the second quarter of 2003. In addition, the Midnight Dancer contributed 35 more revenue days in the second quarter of 2004 than in the comparable period of 2003. However, these increases in utilization was partially offset by the decrease in the number of revenue days on a quarter versus quarter basis for the Midnight Runner, Midnight Rider, Midnight Brave and Midnight Arrow (charter terminated on May 31, 2004).

Gross Profit. Gross profit (defined as revenues less cost of sales) was $1.7 million (9.1% of revenues) for the three months ended June 30, 2004, compared to $1.4 million (9.9% of revenues) for the three months ended June 30, 2003. Cost of sales consists of job related costs such as vessel wages, insurance and repairs and maintenance. The gross profit margin in the quarter ended June 30, 2004 remained relatively comparable to the gross profit margin in the quarter ended June 30, 2003. The overall increase in cost of sales in the second quarter of 2004 was primarily due to increases in the fixed cost structure, subcontract costs, job consumables, vessel consumables, communication costs and marine crew. In addition, included in cost of sales were $0.7 million of additional costs related to the termination of the Midnight Hunter charter for the three months ended June 30, 2003.

Depreciation and Amortization. Depreciation and amortization expense was $2.6 million for the three months ended June 30, 2004 compared to $1.8 million for the three months ended June 30, 2003, an increase of 44.9%. The major portion of the increase relates to the $0.6 million impairment charge for the Midnight
Runner. In addition, the increase consisted of depreciation expense for the Midnight Wrangler and the Midnight Gator in the second quarter of 2004 as compared to none in the second quarter of 2003. This was partially offset by the decrease in the amortization of drydock costs for the Midnight Brave and Midnight Carrier in the second quarter of 2004 as compared to the second quarter of 2003.

General and Administrative Expenses. General and administrative expenses totaled $1.4 million (7.2% of revenues) for the three months ended June 30, 2004 compared to $1.3 million (9.7% of revenues) for the three months ended June 30, 2003. The second quarter 2004 general and administrative expenses were higher than the second quarter of 2003 due to increases in financing fees, personnel costs, professional fees and insurance costs. These increase were offset partially by declines in consulting and legal costs.

Other Income. Other income was zero for the three months ended June 30, 2004 and 2003. We capitalized all of our second quarter 2004 and 2003 interest costs, totaling $0.8 million and $0.3 million, respectively, in relation to the conversion of the Midnight Express.

Income Taxes. For the quarter ended June 30, 2004, we increased our deferred tax asset valuation allowance by $0.5 million, recognizing no net income tax benefit associated with our operating loss due to the uncertainty of future taxable income. We recorded a $0.6 million benefit (a 35% effective tax rate) during the three months ended June 30, 2003.

Net Loss. Net loss for the three months ended June 30, 2004 was $2.4 million, compared with a net loss of $1.2 million for the three months ended June 30, 2003.

Comparison of the Six Months Ended June 30, 2004 to the Six
Months Ended June 30, 2003

The following table highlights revenue days (days of vessel utilization), revenue and gross profit for the six-month periods ended June 30, 2004 and June 30, 2003.

(dollars in thousands, except
per revenue day, unaudited)        Six Months Ended June 30,
                                   -------------------------
                                      2004           2003
                                   -----------     ---------
Revenue Days                               952           994
Revenue                            $    30,862     $  30,905
Gross Profit                       $       323     $   4,660
Average per Revenue Day:
     Revenue                       $    32,418     $  31,092
     Gross Profit                  $       339     $   4,688

Revenues. Revenues were $30.9 million for the six months ended June 30, 2004 compared to $30.9 million for the six months ended June 30, 2003, a decrease of 0.1%. The minimal decrease in revenues for the six-month period ended June 30, 2004 as compared to the year-ago period is the result of a decline in the number of revenue days worked in the first six months of 2004. The amount of the decrease was lessened by an increase in the average revenue per revenue day of 4.3%. Our fleet worked 952 revenue days in the first six months of 2004 resulting in a utilization rate of 52.0%, compared to 994 revenue days worked in the six months ended June 30, 2003, or a 61.7% utilization rate. Average revenue per revenue day was $32,418 in the first six months of 2004 as compared to $31,092 in the first six months of 2003. The Midnight Wrangler (140 revenue days) and the Midnight Hunter (90 revenue days) were new contributors to the fleet in the first half of 2004. The Midnight Dancer had an increase of 44 revenue days during the first six months of 2004 as compared to the same period of 2003. The increases were offset by declines in utilization from the Midnight Arrow, Midnight Rider, Midnight Brave and Midnight Runner.

Gross Profit. Gross profit (defined as revenues less cost of sales) was $0.3 million (1.0% of revenues) for the six months ended June 30, 2004, compared to $4.7 million (15.1% of revenues) for the six months ended June 30, 2003. Cost of sales consists of job related costs such as vessel wages, insurance and repairs and maintenance. The decrease in the gross profit margin was primarily caused by a higher fixed cost structure and higher direct job costs, including increases in subcontract costs, vessel consumables and job consumables. In addition, there was an increase in indirect costs as well. These increases were offset somewhat by lower direct job labor when compared to the first six months of 2003. In addition, included in cost of sales were $1.3 million of additional costs related to the termination of the Midnight Hunter charter in the six months ended June 30, 2003.

Depreciation and Amortization. Depreciation and amortization expense was $4.7 million for the six months ended June 30, 2004, compared to $3.6 million for the six months ended June 30, 2003, an increase of 30.1%. The major portion of the increase is due to the impairment charge of $0.6 million on the Midnight Runner during the second quarter of 2004. In addition, the increase was a result of more depreciation of vessels in the first six months of 2004, as compared to the same period of 2003 offset by a decrease in amortization of drydock costs. The increases in depreciation expense during the first six months of 2004 came mostly from the addition of the Midnight Wrangler to the fleet as well as from the Midnight Gator. The amortization of drydock expense for the Midnight Brave and Midnight Carrier decreased during the 2004 period when compared to the first six months of 2003.

General and Administrative Expenses. General and administrative expenses totaled $3.1 million (9.6% of revenues) for the six months ended June 30, 2004, compared to $2.7 million (8.7% of revenues) for the six months ended June 30, 2003. The general and administrative expenses were higher in the first six months of 2004 as compared to the six months ended June 30, 2003, due to increases in financing fees, personnel costs, professional fees and insurance costs offset by a decline in consulting costs and business promotion expenses.

Other Income. Other income was zero for the six months ended June 30, 2004 compared to other income of $1,000 for the six months ended June 30, 2003. We capitalized all of our year-to-date 2004 and 2003 interest costs, totaling $1.7 million and $0.4 million, respectively, in relation to the conversion of the Midnight Express.

Income Taxes. For the six months ended June 30, 2004, we increased our deferred tax asset valuation allowance by $2.4 million, recognizing no net income tax benefit associated with our operating loss due to the uncertainty of future taxable income. We recorded a $0.6 million benefit (a 35% effective tax rate) during the six months ended June 30, 2003.

Net Loss. Net loss for the six months ended June 30, 2004 was $7.6 million, compared with a net loss of $1.1 million for the six months ended June 30, 2003.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity Needs and Our Financial Plan
As discussed in our annual report on Form 10-K for the year ended December 31, 2003, we have been significantly and negatively affected by adverse business conditions in our industry, and other events with a direct impact on our earnings. We have experienced recurring losses from operations, negative operating cash flows and a working capital deficiency. As a result, our independent public accountants advised us that they had reached a conclusion that there is substantial doubt our ability to continue as a going concern and, as required by auditing standards generally accepted in the United States, included in their auditors' report on our 2003 financial statements an explanatory paragraph to reflect that conclusion. Our ability to continue in business is dependent on our ability to raise additional capital and improve our operating results. Our financial condition has been significantly and negatively impacted by adverse conditions in the markets where we operate. As a result, we have been required to delay payments to vendors and other creditors to the extent possible. Accordingly, a portion of our accounts payable are past due compared to stated terms and certain of vendors have placed liens on our vessels.

We face significant liquidity and working capital challenges, in addition to costs of expanding our operations into the deepwater market, and will need to raise additional capital to continue to meet our debt obligations and conduct our operations as currently conducted. In connection with our efforts to raise capital, we have a developed a plan, the components of which include the sale of certain of our vessels and raising capital, including refinancing or debt, through the public or private capital markets. Our ability to raise additional capital will depend upon the status of capital markets and industry conditions. If we are not able to raise additional capital through the public or private equity markets or the sale of vessels, then the amount of cash generated from our operations may not be sufficient to meet our debt service obligations and working capital requirements, which have risen significantly in part due to our entry into the deepwater market. We believe that our plan, if successful, will provide us with sufficient financial resources to continue to conduct our operations for the next six months and beyond should the Midnight Express be successfully deployed and profitably employed. Please refer to Note 2 to the Financial Statements located in Item 1 of this Form 10-Q for more details on our plan. However, no assurances can be given that we will successfully implement our plan.

As part of our plan, in April 2004 we executed an amendment with Regions Bank and EDC for a $19.0 million increase to our existing credit facility (the "Finance Facility") to complete the conversion of the Midnight Express. In addition, these lenders have agreed to extend the time frame of the construction period of the Finance Facility from June 30, 2004 to October 31, 2004, at which point the construction period financing is expected to convert to term status. Regions Bank and EDC have also amended certain covenant obligations that we must meet as discussed below. We also executed amendments in April 2004 with GE Commercial and GE Capital relating to our Midnight Eagle and Midnight Wrangler term loans, respectively.

In May 2004, we reached a settlement with Davie Maritime, Inc., the shipyard that completed the conversion of the Midnight Express in Quebec, Canada, through an increase in the contract price of $8.3 million. This settlement covered all of the claims made by Davie Maritime, Inc. against us. Since the initial contract signing, the contract price increased from $37.1 million to $53.2 million of which $7.8 million resulted from approved change orders and $8.3 million from an agreed increase in contract price. The settlement was paid from March 1, 2004 through the delivery date (June 4, 2004) from the additional $19.0 million from the Finance Facility. Also as part of our plan, we reached a settlement with Stolt Offshore, Inc. (Stolt) in the amount of $6.2 million for work we completed for Stolt on the Boston Hubline project in the first half of 2003. We collected these funds in March 2004 and have used them for general operating purposes and for reducing amounts due under the Company's receivable line of credit.

On July 6, 2004, we signed a forbearance agreement with GE Capital to defer the quarterly principal installment payment of $0.5 million due on the Midnight Wrangler term loan. The quarterly installment payment which was originally due on June 17, 2004 is now payable on September 17, 2004. On July 22, 2004, we entered in an agreement with Regions Bank for a $5.0 million non-revolving line of credit with an initial term of 120 days to be used for working capital purposes. The rate on the borrowing is LIBOR plus 4.00%. The collateral on the non-revolving line is the Midnight Rider, which is also collateral under the Finance Facility with Regions Bank and EDC. In order to use this vessel as collateral in this deal, EDC took a subordinated secured position on the vessel. In addition, as part of the above transaction, Regions Bank agreed to allow the usage of approximately $1.5 million of proceeds from Industry Canada to pay the interest on the Finance Facility during the conversion period. The proceeds were originally allocated to repay a portion of the $19.0 million additional financing arranged in April 2004 to convert the Midnight Express. The terms of the note call for the loan to be repaid on November 19, 2004. We intend to repay the $5.0 million note through a refinancing of our existing debt with the prospect of converting this $5.0 million into long-term debt. In the event we are successful in obtaining refinancing of our existing debt, the agreement with Regions Bank and EDC calls for the proceeds of the refinancing to: 1) repay this $5.0 million note, 2) repay $1.5 million of the additional $19.0 million of financing on the Midnight Express conversion, and 3) use 50% of the refinance proceeds received in excess of $6.5 million to also repay a portion of the additional $19.0 million of financing on the Midnight Express conversion.

In July 2004, we applied under our structured Finance Facility for the 10% interest rate subsidy available from Industry Canada. The process has been initiated by Industry Canada to pay the U.S. dollar equivalent of approximately $5.6 million. Of this total, approximately $1.5 million will be paid directly to us and will be used to pay future interest due on the Finance Facility as discussed above. The remaining amount of approximately $4.1 million will be paid by Industry Canada to Regions Bank and EDC to reduce or "buy down" the interest rate on the Finance Facility when it converts to the three-year term loan.

Our Finance Facility specifies we must raise the lesser of $10.0 million or 20% of our market capitalization at the time of the issuance by June 30, 2005 and requires that the first $10.0 million of proceeds associated with such an offering be used to reduce amounts outstanding under the Finance Facility.

Current Liquidity and Capital Resources
The net cash provided by or used in our operating, investing and financing activities is summarized below:

(in thousands, unaudited)            Six Months Ended June 30,
                                     -------------------------
                                        2004           2003
                                     ----------     ----------
Cash flows provided by (used in):
     Operating activities            $  2,545        $  8,977
     Investing activities             (27,186)        (36,931)
     Financing activities              24,641          27,628
                                     --------         --------
Net change in cash and cash
equivalents                          $     --        $   (326)
                                     ========         ========

Our cash flow from operating activities is affected by a number of factors, including our net results, depreciation and amortization, drydocking expenditures and changes in our working capital. In the six months ended June 30, 2004, our operating activities provided net cash of $2.5 million as compared to $9.0 million in the six months ended June 30, 2003.

Cash flow used in investing activities in the six months ended June 30, 2004 was related to the purchase of equipment, primarily related to the conversion of the Midnight Express. Cash expenditures totaled $27.2 million for the six months ended June 30, 2004 compared to $36.9 million for the six months ended June 30, 2003. The cash expenditures in the first six months of 2003 do not include the $9.7 million expended for the purchase of the Midnight Wrangler, as this amount was fully financed by the seller (see discussion below).

Cash flow provided by financing activities was $24.6 million in the six months ended June 30, 2004 and related primarily to the borrowings under our various credit agreements, principally the construction finance facility. Cash flow provided by financing activities for the six months ended June 30, 2003 was $27.6 million and was also related mostly to the borrowings under our various credit agreements, primarily the construction finance facility.

We had negative working capital (current assets less current liabilities) of $89.1 million at June 30, 2004. This is primarily the result of the inclusion in current liabilities of $69.9 million of borrowings to finance the Midnight Express. As this debt is associated with the conversion work on the Midnight Express, it is classified as current as of June 30, 2004. However, once the conversion of the Midnight Express is completed and the vessel meets certain requirements as specified by the finance agreement, the amounts borrowed to finance the conversion of the Midnight Express are expected to convert to term loan status. There are other things that could affect classification, such as compliance with covenants.

The significant changes in our financial position from December 31, 2003 to June 30, 2004 are the increase in debt, the increase in property and equipment, and the decrease in the accounts receivable balance. Total debt has increased to $101.0 million as of June 30, 2004 and consists primarily of the borrowings to finance the conversion of the Midnight Express, the GE Capital Midnight Wrangler term loan, the GE Commercial Midnight Eagle term loan, and the receivable line of credit, which are discussed below. Property and equipment has increased by $23.0 million due to the capital expenditures primarily related to the conversion of the Midnight Express and our accounts receivable balance has decreased by $6.5 million.

Historically, our capital requirements have been primarily for the acquisition and improvement of our vessels and related equipment. We expect that as we continue our entrance into the deepwater market our capital requirements will continue to be primarily for the conversion and improvement of our vessels. Capital expenditures totaled $27.2 million for the six months ended June 30, 2004, compared to $46.7 million for the six months ended June 30, 2003. Capital expenditures in 2004 and 2003 primarily relate to the conversion of the Midnight Express. We currently estimate capital expenditures for the remainder of 2004 to be approximately $10.9 million, primarily representing the conversion of, and the equipment associated with, the Midnight Express. We expect to fund these capital requirements by utilizing our bank and debt facilities in addition to cash flow from operations. Included in this estimate are approximately $2.2 million for routine capital and drydock inspections of our vessels to be incurred during the remainder of 2004.

Available Credit Facilities and Debt
Regions  Bank  Facility. In July 2002, we entered  into  a  $35.0 million bank facility (the "Bank Facility") with Regions Bank, consisting of a $25.0 million asset-based five-year revolving credit facility and a $10.0 million accounts receivable-based working capital facility. Our ability to use the asset-based five-year revolving credit facility was suspended in connection with our financing of the conversion of the Midnight Express and later terminated in April 2004 as part of the $19.0 million increase to
the   construction  finance  facility  as  mentioned  above   and
discussed below. We continue to have available to us the accounts receivable-based working capital facility from Regions Bank. In December 2003, the accounts receivable-based working capital facility was increased to a limit of $15.0 million. Amounts outstanding under the accounts receivable-based working capital
facility   may   not  exceed  85%  of  eligible  trade   accounts
receivable. We had $8.9 million outstanding under the $15.0 million accounts receivable-based working capital facility as of June 30, 2004. In addition, we issued a $1.5 million standby letter of credit as security for the charter payments due under the charter agreement for the Midnight Hunter against the accounts receivable-based working capital facility. In July 2003, this letter of credit was drawn by Cable Shipping, Inc., the owners of the Midnight Hunter. We have recorded the $1.5 million as a liability on our balance sheet as of December 31, 2003 as part of the receivable line of credit. We had available borrowing capacity of up to an additional $2.1 million under the $15.0 million accounts receivable-based working capital facility based upon eligible receivables at June 30, 2004. The $15.0 million accounts receivable-based working capital facility was extended and now has a maturity date of July 2, 2005.

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

In April 2004, we increased the credit line from Regions Bank and EDC by $19.0 million to $79.0 million ($39.5 million participation by each) and amended the maturity to October 31, 2004. The amounts outstanding under the credit line will convert into two separate loans at the earlier of the facility's maturity date or completion of the conversion of the Midnight Express. The first loan represents the original facility of $60.0 million borrowing and will convert to a three-year term loan facility. The second loan is for the additional $19.0 million and will convert to a twenty-month term loan facility maturing on June 30, 2006. In addition, as part of the increase to the credit facility, the $25.0 million asset-based five-year revolving credit facility was cancelled as discussed above. Regions Bank and EDC also have the right to the first $10.0 million of any equity offering, to the proceeds from the sale of any of the mortgaged vessels (see discussion below), and to the interest rate buy-down expected from Industry Canada during the third quarter of 2004.

The interest rate for the $60.0 million portion of the construction financing was LIBOR plus a spread of 3.25% to 3.50% based upon our consolidated leverage ratio before it was amended as part of the $19.0 million increase to the credit line. The interest rate for the $19.0 million portion of the construction financing is LIBOR plus 4.00%. In addition, a 1% origination fee ($190,000) was charged by Regions Bank and EDC for the addition to the credit line and the interest rate on the original $60.0 million financing increased to LIBOR plus 4.00%. We are providing collateral in the form of the Midnight Express as well as a first preferred ship mortgage on the Midnight Fox, Midnight Star, Midnight Dancer, Midnight Carrier, Midnight Brave and Midnight Rider. We must adhere to various conditions including maintaining tangible net worth of at least $60.0 million, a minimum debt service coverage ratio of at least 1.20 to 1, a consolidated leverage ratio of no more than 2.00 to 1 and a consolidated current ratio (defined below) of 1.30 to 1 (see below for details of amendments). We are not allowed to incur additional debt over $8.0 million without consent from Regions Bank. We have drawn approximately $69.9 million as of June 30, 2004 under the $79.0 million facility.

Upon achievement of certain construction completion milestones, but no later than October 31, 2004, the $79.0 million Finance Facility will convert to term status. The $60.0 million term loan facility would then have a three-year term with a 10-year amortization payment schedule consisting of semi-annual payments with a balloon payment at the end of the three-year term. The interest rate for this facility is now at 4.00% over LIBOR. The $19.0 million term loan facility would then have a twenty-month term with a $6.0 million principal payment due on June 30, 2005, a $6.0 million principal payment due on December 30, 2005 and the remaining $7.0 million principal payment due on June 30, 2006. Interest would be payable on a monthly basis based on a rate of LIBOR plus 4.00%. Regions Bank and EDC will require us to maintain the same collateral and covenants as included in the construction financing depicted above.

Earlier in 2004 we were not in compliance with the current ratio or the debt service coverage ratio requirements under the Finance Facility (with respect to the December 31, 2003 testing period). As a result, in early April 2004 we obtained forbearance waivers from our lenders and effected amendments to our loan agreements to provide certain levels of relief with respect to the required level of minimum coverage as well as changes related to certain components of the computation of the minimum current ratio, as defined, and the minimum debt service coverage ratio, as defined, for the quarterly testing periods of 2004. As of June 30, 2004, we were in compliance with the financial covenants (as amended in early April 2004) of the Bank Facility, the Finance Facility and the GE Commercial term loan. We must comply with the amended consolidated current ratio covenant (as defined) of 0.70 to 1 for the four quarters of 2004 and then the consolidated current ratio covenant (as defined) returns to 1.00 to 1 as of March 31, 2005. There can be no assurance that compliance will be maintained. If compliance is not maintained, all credit agreements could be declared to be in default and all amounts outstanding, including the $18.3 million of debt associated with the Midnight Eagle and Midnight Wrangler facilities, currently classified as long-term, could be demanded for payment and our creditors would have the right to seize the applicable collateral. Our obligations under these credit agreements are secured by substantially all of our assets. Any defaults under the credit agreements would adversely impact our ability to sustain our operations in the normal course and have a material effect on our financial condition and results of operations.

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

Cash Requirements
The   following   table   presents  our   long-term   contractual
obligations and the related amounts due, in total and by period, as of June 30, 2004 (in thousands):
                                   Payments Due by Period
                         ----------------------------------------
                                 Less                      After
                                Than 1    1-3      4-5       5
                         Total   Year    Years    Years    Years
                         -----   -----   -----    -----    -----
Finance Facility        $69,870 $69,870 $   --   $   --   $   --
Long-Term Debt           22,263   3,922  6,896    7,045    4,400
Receivable Line of
  Credit                  8,912   8,912     --       --       --
Capital Lease
  Obligations               171     171     --       --       --
Operating Leases          7,636   5,763  1,530      271       72
Unconditional Purchase
  Obligations             3,272   3,272     --       --       --
Other Long-Term
  Obligations               250     250     --       --       --
                          -----   -----  -----    -----    -----
Total Contractual Cash
  Obligations          $112,374 $92,160 $8,426   $7,316   $4,472
                        =======  ======  =====    =====    =====

As discussed above, we expect the Midnight Express construction loan (Finance Facility) to convert to two different term loans with varying amortization payment schedules. The majority of the long-term debt obligation consists of the Midnight Eagle term loan with GE Commercial and the Midnight Wrangler term loan with GE Capital, both of which are discussed above.

Included in long-term debt is a note assumed by us as part of the purchase of a leisure fishing vessel from an investment holding company wholly-owned by Mr. Stockstill to be used for customer entertainment purposes. The total cost of the vessel was approximately $0.1 million, of which $41,000 was paid during 2002. The debt assumed will be paid in monthly installments over a five-year period.

During the quarter ended June 30, 2004, we made payments of approximately $0.1 million for the operating lease obligation relating to our deepwater technology vessel, the Midnight Arrow. The long-term charter was scheduled to expire in March 2005, but we reached an agreement with Adams Offshore Ltd. (the "Lessor") to early terminate the charter effective May 31, 2004. As part of the termination agreement, the Lessor waived the early termination fee and we agreed to pay the Lessor $250,000 per month beginning on July 24, 2004 until the outstanding balance of $1.8 million due to the Lessor (all of which has been accrued) is eliminated. We also paid $1.3 million in the quarter ended June 30, 2004 for the charter of the Midnight Hunter, a DP-2 diving support vessel. We paid approximately $10.2 million during the quarter ended June 30, 2004 in relation to the purchase price and conversion of the Midnight Express bringing our total expenditures as of June 30, 2004 to $100.8 million.

Included in the operating leases are the monthly payments for certain facilities used in the normal course of operations. However, the majority of the operating lease obligation relates to our charter agreement of the Midnight Hunter. Included in unconditional purchase obligations and other long-term obligations are the contracts with equipment suppliers related to the conversion of the Midnight Express. We expect to finance the Midnight Express contracts with proceeds from the $79.0 million Finance Facility discussed above.

As of June 30, 2004, two trade creditors had outstanding maritime liens on various vessels in our fleet. In July 2004, we cured the maritime liens from one of our trade creditors. We are in the process of reaching a final settlement with the second trade creditor. All applicable liabilities have been recorded in full on the balance sheet as of June 30, 2004.

In August 2001, our Board of Directors approved the repurchase of up to $5.0 million of our outstanding common stock. Purchases were made on a discretionary basis in the open market or otherwise over a period of time as determined by management, subject to market conditions, applicable legal requirements and other factors. In August 2002, we elected to suspend our repurchase program. Under current conditions and to support our vessel expansion strategy, we do not expect to repurchase shares in the near future except for certain events related to the vesting of employee's restricted shares. As of August 12, 2004, 715,074 shares had been repurchased at a total cost of $4.3 million.

Consistent with the focus toward investing in new technology, including deepwater capable assets such as the Midnight Express and the Midnight Wrangler, five of the last six vessels added to our fleet have been DP-2 deepwater capable (Midnight Eagle, Midnight Arrow, Midnight Express, Midnight Wrangler and Midnight Hunter). Through June 30, 2004, we have expended approximately $163.7 million (in combined capital expenditures, operating lease payments and purchase payments) for these vessels, with an additional estimated $16.7 million to be incurred in associated construction costs, operating lease payments and drydock expenses through 2005.

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

Item 3.   Quantitative and Qualitative Disclosures About Market
Risk.

Interest Rate Risk. We are subject to market risk exposure related to changes in interest rates on our Bank Facility (when drawn upon), Midnight Eagle term loan with GE Commercial, Midnight Wrangler term loan with GE Capital, our Finance Facility and our $5.0 million non-revolving line with Regions Bank.
Interest on borrowings under the Bank Facility accrue at a variable rate, using LIBOR plus a range of 1.75% to 2.25%, depending upon the level of our consolidated leverage ratio (as defined) measured on a quarterly basis. Our Midnight Eagle term loan with GE Commercial includes an interest rate consisting of the 30-day commercial paper rate plus 2.03%. Our Midnight Wrangler term loan with GE Capital includes an interest rate consisting of LIBOR plus 4.25%. Under the Finance Facility, the interest rate during the construction financing phase is based upon our consolidated leverage ratio at LIBOR plus 4.00%. The $60.0 million term facility of the Finance Facility is priced at 4.00% over LIBOR and the $19.0 million term facility of the Finance Facility is priced at LIBOR plus 4.00%. Finally, the $5.0 million non-revolving line with Regions Bank is priced at LIBOR plus 4.00%.

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

                   PART II.  OTHER INFORMATION

Item 1.        Legal Proceedings.

We have been named as a defendant in a stockholder class action suit filed by purported stockholders regarding our initial public offering. This lawsuit, Karl L. Kapps, et. al. v. Torch Offshore, Inc. et. al., No. 02-00582, which seeks unspecified monetary damages, was filed on March 1, 2002 in the United States District Court for the Eastern District of Louisiana. The lawsuit was dismissed on December 19, 2002 for failure to state a claim upon which relief could be granted. The plaintiffs appealed to the United States Court of Appeals for the Fifth Circuit. On July 26, 2004, the Court of Appeals for the Fifth Circuit dismissed the case.

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


Item 4.   Submission of Matters to a Vote of Security Holders.

Our annual meeting of stockholders was held on May 20, 2004.

      (a) At such meeting, each of the following persons listed below was elected as a director of the Company to serve during the ensuing year.

                                      Votes For  Votes Withheld
                                      ---------  --------------
           Lyle G. Stockstill        13,197,398      47,000
           Lana J. Hingle Stockstill 13,197,398      47,000
           Curtis Lemons             13,197,398      47,000
           Andrew L. Michel          13,197,398      47,000
           R. Jere Shopf             13,197,398      47,000
           Ken Wallace               13,197,398      47,000

      (b) At such meeting, the stockholders also approved the appointment of Ernst & Young LLP as the Company's independent public accountants for 2004.

               Votes For    Votes Against  Abstained
               ----------   -------------  ---------
               13,207,348       37,050        --

Item 6.   Exhibits and Reports on Form 8-K.

      (a)  Exhibits filed as part of this report are listed below.

           Exhibit 10.1  Sixth  Amendment  to  Credit  Agreement
                    among Torch Offshore, Inc., Regions Bank  and
                    Export Development Canada

           Exhibit 10.2  Sixth Amendment to Amended and  Restated
                    Loan Agreement among Torch Offshore, Inc. and
                    Regions Bank

           Exhibit 10.3  Amended   and  Restated   Subordination
                    Agreement among Torch Offshore, Inc., Regions
                    Bank and Export Development Canada

           Exhibit 10.4 Seventh Amendment to Credit Agreement among Torch Offshore, Inc., Regions Bank and
                    Export Development Canada

           Exhibit 10.5  Seventh   Amendment  to   Amended   and
                    Restated Loan Agreement among Torch Offshore,
                    Inc. and Regions Bank

           Exhibit 10.6 Second Amendment to the Lease Agreement dated 12 August 2003 between Thrustmaster of
                    Texas, Inc. and Torch Offshore, Inc.

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

      (b) Reports on Form 8-K.

          On April 16, 2004, we filed a report on Form 8-K, reporting under Item 12, announcing the release of the operating results for the quarter ended December 31, 2003.

          On May 13, 2004, we filed a report on Form 8-K, reporting under Item 5, announcing a contract valued at over $12.0 million with Marathon E.G. Production Limited to perform work in Malabo, Bioko Island, Equatorial Guinea.

          On May 13, 2004, we filed a report on Form 8-K, reporting under Item 12, announcing the release of the operating results for the quarter ended March 31, 2004.

                            SIGNATURE

      Pursuant  to  the  requirements of the Securities  Exchange
Act  of  1934, the registrant has duly caused this report  to  be
signed   on   its  behalf  by  the  undersigned  thereunto   duly
authorized.


                              TORCH OFFSHORE, INC.

Date: August 12, 2004         By:  /s/ ROBERT E. FULTON
                                   ---------------------
                                    Robert E. Fulton
                                    Chief Financial Officer
                                   (Principal   Accounting and
                                     Financial Officer)

                          EXHIBIT INDEX

10.1  --    Sixth Amendment to Credit Agreement among Torch
            Offshore,  Inc., Regions Bank and Export  Development
            Canada

10.2  --    Sixth  Amendment to Amended and  Restated  Loan
            Agreement  among  Torch Offshore,  Inc.  and  Regions
            Bank

10.3  --    Amended  and  Restated Subordination  Agreement
            among  Torch Offshore, Inc., Regions Bank and  Export
            Development Canada

10.4  --    Seventh  Amendment  to Credit  Agreement  among
            Torch   Offshore,  Inc.,  Regions  Bank  and   Export
            Development Canada

10.5  --    Seventh Amendment to Amended and Restated  Loan
            Agreement  among  Torch Offshore,  Inc.  and  Regions
            Bank

10.6  --    Second  Amendment to the Lease Agreement  dated
            12  August  2003 between Thrustmaster of Texas,  Inc.
            and Torch Offshore, Inc.

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
            18 U.S.C. Section 1350, as Adopted Pursuant to
            Section 906 of the Sarbanes-Oxley Act of 2002

                                               Exhibit 10.1

               SIXTH AMENDMENT TO CREDIT AGREEMENT

      This Sixth Amendment to Credit Agreement is entered into as of the 22nd day of July, 2004, and is executed in connection with that certain Credit Agreement effective as of April 23, 2003 (as the same has been and may further be amended, restated, modified or supplemented from time to time, the "Credit Agreement") among Torch Offshore, Inc. ("Borrower") and the Lenders, including Regions Bank in its capacity as a Lender and as Agent for the Lenders.

      WHEREAS, Borrower and the Lenders desire to further amend the Credit Agreement.

      NOW THEREFORE, for good and adequate consideration the receipt of which is hereby acknowledged, the parties hereto do hereby agree as follows:

      1. As used herein, capitalized terms not defined herein shall have the meanings attributed to them in the Credit Agreement. Section 1.1 of the Credit Agreement is hereby amended to add the following definitions of "Minimum Refinancing Proceeds" and "Refinancing Proceeds":

           Minimum  Refinancing Proceeds  shall  mean  fifty
     (50%) percent of all Refinancing Proceeds.

           Refinancing Proceeds shall mean the funds owed to or received by or on behalf of Borrower or any Subsidiary, after July 22, 2004, from the issuance or incurrence of any Indebtedness of Borrower or any Subsidiary of the nature referred to in clause (i) or
     (ii) of the definition of "Indebtedness", but excluding any Indebtedness representing the deferred purchase price of Property.

      2. Section 3.4 of the Credit Agreement is hereby amended and restated to read as follows:

           3.4 Tranche 2 Term Loan Commitments. Subject to the terms and conditions set forth in this Agreement and so long as no Default or Event of Default has occurred and is continuing, on the last day of the Line of Credit Period, each Lender with a Tranche 2 Term Loan Commitment severally (and not jointly) agrees to lend to Borrower (individually, a "Tranche 2 Term Loan" and collectively, the "Tranche 2 Term Loans") an amount not to exceed the lesser of (a) such Lender's Tranche 2 Term Loan Commitment or (b) the aggregate outstanding principal amount of the Tranche 2 Line of Credit Loans due and payable to such Lender as of such date. Loans under this Section 3.4 shall be made from the several Lenders ratably in proportion to their respective Pro Rata Shares. The failure of any Lender to make any Tranche 2 Term Loan under this Agreement shall not release any other Lender from its obligation to make a Tranche 2 Term Loan as provided herein. Each Tranche 2 Term Loan shall be payable as follows: each Tranche 2 Term Loan shall bear interest on the outstanding principal balance thereof at a rate per annum equal to the applicable LIBOR Base Rate plus 400 basis points (4.00%); provided that any overdue principal of and, to the extent permitted by law, overdue interest on, any Tranche 2 Term Loan shall bear interest, payable on demand, for each day until paid at a rate per annum equal to the sum of three percent (3%) plus the rate otherwise in effect for such day; interest shall be payable monthly in arrears on the last day of each month (or the immediate subsequent Business Day if any such last day is not a Business Day) and at maturity; principal shall be payable on each Tranche 2 Term Loan as follows: a principal payment on June 30, 2005, equal to one third (1/3) of the original principal balance due on such Tranche 2 Term Loan, a principal payment on December 30, 2005, equal to one third (1/3) of the original principal balance due on such Tranche 2 Term Loan, with the entire unpaid balance of principal being payable on June 30, 2006; provided that, (a) if any Recapture Proceeds are delivered to Agent prior to June 30, 2005, the amount of the mandatory principal payments due on each Tranche 2 Term Loan on June 30, 2005 and December 30, 2005 will be reduced by one sixth (1/6) of the amount of such Recapture Proceeds and (b) if any Recapture Proceeds are delivered to Agent after June 30, 2005, but prior to December 30, 2005, the amount of the mandatory principal payments due on each Tranche 2 Term Loan on December 30, 2005 will be reduced by one fourth (1/4) of the amount of such Recapture Proceeds; and interest on the outstanding principal owed on such Tranche 2 Term Loan shall be computed and assessed on the basis of the actual number of days elapsed over a year composed of 360 days.

     3. Section 5.12 of the Credit Agreement is hereby amended and restated to read as follows:

            5.12 Subordination. The security documents executed pursuant to Section 3.09 of the Existing Regions Loan Agreement shall remain in force and effect. Regions and the other Lender(s) shall execute a Subordination Agreement in the form of Exhibit L annexed hereto (the "Subordination Agreement").

      4. The Credit Agreement is hereby amended to add the following as Section 8.1(z) thereof:

                (z)   Borrower shall arrange for the Minimum
     Refinancing Proceeds to be delivered directly to Agent, which Minimum Refinancing Proceeds shall be used to pay Indebtedness of Borrower in the following order of priority: (i) First, for the payment of principal and interest due on the loans (including all principal, interest, attorneys' fees and costs owed thereon) made by Regions to Borrower pursuant to the $5,000,000.00 non-revolving line of credit set forth in Section 2.03(a) of the Existing Regions Loan Agreement; and
     (ii) Second, for the payment of principal on the Loans (with any excess amounts to be applied to interest, fees or other amounts due hereunder or under any of the other Transaction Documents).

      5. The Credit Agreement is hereby amended to add the following as Section 8.1(aa) thereof:

                (aa) Minimum Refinancing Proceeds.  Borrower
     shall   use   its   best  efforts  to  obtain   Minimum
     Refinancing Proceeds by November 18, 2004.

      6. Regions will not extend the maturity of the following described loans, beyond the initial 120 day term, without the consent of Export Development Canada: the loans made by Regions to Borrower pursuant to the $5,000,000.00 non-revolving line of credit set forth in Section 2.03(a) of the Existing Regions Loan Agreement.

      7. Nothing contained in the Credit Agreement will be construed to required Agent or Lenders to release any Collateral.

      8.   As clarification, subject to the provisions of Section
3.4, no prepayment, whether pursuant to Section 8.1(x) or (z), or otherwise, will eliminate the requirement to make regularly scheduled payments.

     9. In connection with the foregoing and only in connection with the foregoing, the Credit Agreement is hereby amended, but in all other respects all of the terms, conditions and provisions of the Credit Agreement remain unaffected. All security agreements, financing statements, mortgages, pledges, deeds, continuing guaranties and other security documents in favor of Agent, for the benefit of the Secured Parties, shall remain in full force and effect.

      10. Except as may be specifically set forth herein, this Sixth Amendment to Credit Agreement shall not constitute a waiver of any Default(s) under the Credit Agreement or any documents executed in connection therewith, all rights and remedies of the Lenders being preserved and maintained.

      11. This Sixth Amendment to Credit Agreement may be executed in two or more counterparts, and it shall not be necessary that the signatures of all parties hereto be contained on any one counterpart hereof; each counterpart shall be deemed an original, but all of which together shall constitute one and the same instrument.

      IN WITNESS WHEREOF, the parties have caused this instrument to be duly executed.

                                   TORCH OFFSHORE, INC.

                             By:_________________________________
                                Robert E. Fulton
                                Its Chief Financial Officer
                                401 Whitney Avenue, Suite 400
                                Gretna, Louisiana 70056
                                Telecopy  number: (504)367-7075

                                   REGIONS BANK

                             By:______________________________
                                Jorge E. Goris
                                Its Senior Vice President
                                301 St. Charles Avenue
                                New Orleans, LA 70130
                                Telecopier:  (504) 584-2165

                                   EXPORT DEVELOPMENT CANADA

                             By:______________________________
                                Bruce Millar
                                Loan Asset Manager

                             By:______________________________
                                Bruce Dunlop
                                Loan Portfolio Manager
                                151 O'Connor
                                Ottawa, Canada K1A1K3
                                (Telecopier: (613) 598-2504

                                                     Exhibit 10.2

                       SIXTH AMENDMENT TO
               AMENDED AND RESTATED LOAN AGREEMENT

      This Sixth Amendment to Amended and Restated Loan Agreement is entered into effective July 22, 2004, and is executed in connection with that certain Amended and Restated Loan Agreement effective as of December 20, 2002 (as the same has been and may be further amended, restated, modified or supplemented from time to time, the "Loan Agreement") among Torch Offshore, Inc. ("Borrower") and Regions Bank ("Bank").

      WHEREAS, Borrower and Bank desire to further amend the Loan
Agreement.

      NOW THEREFORE, for good and adequate consideration the receipt of which is hereby acknowledged, the parties hereto do hereby agree as follows:

       1. Unless otherwise defined or indicated herein, capitalized terms used herein shall have the meanings attributed to them in the Loan Agreement. As used herein, "Credit Agreement" shall mean that certain Credit Agreement by and among Torch Offshore, Inc., Regions Bank, as Agent, and Regions Bank and Export Development Canada, as Lenders, dated April 23, 2003, as it has been and may further be amended, restated, supplemented or replaced from time to time.

     2.   (a) The Acquisition Line of Credit has been terminated,
(b) Bank shall not have any obligation to make any Acquisition Line of Credit Loan or to issue any Acquisition Line of Credit Letter of Credit, and (c) Bank shall not be obligated to extend credit to Borrower or to issue any letter of credit for the account of Borrower or any Subsidiary under the Loan Agreement, except as may be expressly set forth in Sections 2.01(a), 2.03(a) and 4.01(a) of the Loan Agreement.

     3. Section 1.01 of the Loan Agreement is hereby amended to add the following definitions of
"Non-Revolving Line of Credit", "Non-Revolving Line of Credit Note", "Non-Revolving Line of Credit Loan" and "Non-Revolving Line of Credit Period" to Section 1.01 of the Loan Agreement and the definitions of "Loans", "Notes" and "Receivables Line of Credit Period" in Section 1.01 of the Loan Agreement are hereby amended and restated to read as follows:

           "Loans" shall mean the Receivables Line of Credit Loans, the Acquisition Line of Credit Loans, the Term Loans, and the Non-Revolving Line of Credit Loans, with each being a Loan, and shall include all principal, interest, attorney's fees and costs owed thereon.

           "Non-Revolving Line of Credit" shall mean the credit facility made available by Bank to Borrower pursuant to Section 2.03(a).

          "Non-Revolving Line of Credit Note" shall have the meaning ascribed thereto in Section 2.03(a).

           "Non-Revolving Line of Credit Loan" shall mean a Loan made by the Bank to Borrower pursuant to the Non-
     Revolving Line of Credit.

           "Non-Revolving Line of Credit Period" shall  mean
     the  period commencing on July 22, 2004 and ending  120
     days thereafter.

           "Notes" shall mean the Receivables Line of Credit
     Note,  the  Acquisition Line of Credit Note,  the  Term
     Notes, and the Non-Revolving Line of Credit Note.

          "Receivables Line of Credit Period" shall mean the period commencing on the date hereof and ending on July
     2, 2005.

      4. The following is hereby added as Section 2.03 of the Loan Agreement:

                (a)   Non-Revolving Line  of  Credit  Loans.
     Subject  to  the  due and faithful performance  of  the
     terms and conditions of this Agreement and in any instrument or agreement executed contemporaneous herewith or as a consequence hereof and in accordance with the terms and conditions of this Agreement, Bank shall make loans to Borrower on a non-revolving basis during the Non-Revolving Line of Credit Period in amounts not to exceed the total aggregate principal amount of Five Million ($5,000,000.00) Dollars. The amount available to Borrower under the Non-Revolving Line of Credit shall be reduced by the aggregate amount of principal payments made on the Non-Revolving Line of Credit Loans. The loans will bear interest on the outstanding principal balance from time to time at a rate per annum equal to the LIBOR Base Rate plus four hundred basis points (4.00%), and shall be payable interest only monthly in arrears on the last day of each month (or the immediate subsequent Business Day if any such last day is not a Business Day), with the balance of all outstanding principal and interest being due and payable upon the expiration of the Non-Revolving Line of Credit Period. Interest on the outstanding principal owed on the loans will be computed and assessed on the basis of the actual number of days elapsed over a year composed of 360 days. The obligation of Borrower to repay the loans shall be evidenced by and payable in accordance with the promissory note executed by Borrower a copy of which is attached hereto as Exhibit H (the "Non-Revolving Line of Credit Note"). In addition to the other rights of Bank under the Loan Documents, Bank shall have the right to refuse to fund that portion of the Non-Revolving Line of Credit equal to the aggregate amount of any Liens against the MIDNIGHT EXPRESS (Official No.
     1450) (other than Liens in favor of Regions, whether as agent or its individual capacity).

                (b)  Default Interest Rate.  Notwithstanding
     any provisions of this Agreement to the contrary, any overdue principal of and, to the extent permitted by law, overdue interest on, any Non-Revolving Line of Credit Loan shall bear interest, payable on demand, for each day until paid at a rate per annum equal to twelve percent (12%).

               (c) Use of Proceeds. The Borrower shall use the proceeds of the Non-Revolving Line of Credit for working capital.

      5. Section 3.01 of the Loan Agreement is amended and restated to read as follows:

           3.01 Advance Request. Upon the terms and subject to the conditions hereof, Borrower may request an Advance during a Business Day between the hours of 9:00 a.m. and 2:00 p.m. (New Orleans time). If Bank receives the Borrower's proper request for an Advance by no later than 2:00 p.m. (New Orleans time), then Bank shall make the Advance in accordance herewith on the same Business Day. If Bank receives the Borrower's proper request for an Advance later than 2:00 p.m. (New Orleans time), then Bank shall make the Advance in accordance herewith on the next Business Day. Each request for an Advance shall be made either by telephone calls to Bank or in writing, by delivering to Bank by mail, hand-delivery, or facsimile a request (i) specifying the amount to be borrowed, (ii) specifying the date the funds will be advanced and (iii) complying with the requirements of this Section. Bank shall have the right to verify the telephone requests by calling the person who made the request at the telephone number identified by the Borrower. If the Advance request is by telephone, the Borrower will confirm said request in writing within two (2) Business Days. All such Advance requests shall be made by the Borrower's Agent. Borrower agrees that only its duly authorized Borrower's Agent shall make an Advance request.

      6. The Loan Agreement is hereby amended by deleting the term "LIBOR Rate" in clauses (b) and (c) of Section 3.06 of the Loan Agreement and inserting the term "LIBOR Base Rate" in lieu thereof.

      7.    In  addition  to the origination fees  set  forth  in
Section 3.08 of the Loan Agreement, on the effective date hereof, Borrower shall pay Bank an origination fee in connection with the Non-Revolving Line of Credit in the amount of $70,000.00.

     8. In connection with the foregoing and only in connection with the foregoing, the Loan Agreement is hereby amended, but in all other respects all of the terms, conditions and provisions of the Loan Agreement remain unaffected. All security agreements, financing statements, mortgages, pledges, continuing guaranties and other security documents in favor of Bank shall remain in full force and effect.

      9. Except as may be specifically set forth herein, this Sixth Amendment to Amended and Restated Loan Agreement shall not constitute a waiver of any Default(s) under the Loan Agreement or any documents executed in connection therewith, all rights and remedies of Bank being preserved and maintained.

      10. This Sixth Amendment to Amended and Restated Loan Agreement may be executed in two or more counterparts, and it shall not be necessary that the signatures of all parties hereto be contained on any one counterpart hereof; each counterpart shall be deemed an original, but all of which together shall constitute one and the same instrument.

      IN WITNESS WHEREOF, the parties have caused this instrument to be duly executed.

                                   TORCH OFFSHORE, INC.

                             By:______________________________
                                Robert E. Fulton
                                Its: Chief Financial Officer
                                401 Whitney Avenue, Suite 400
                                Gretna, Louisiana 70056
                                Telecopier: (504) 367-7075

                                   REGIONS BANK

                             By:______________________________
                                Jorge E. Goris
                                Its: Senior Vice President
                                301 St. Charles Avenue
                                New Orleans, LA 70130
                                Telecopier:  (504)  584-2165

                                                     Exhibit 10.3

          AMENDED AND RESTATED SUBORDINATION AGREEMENT

      This Amended and Restated Subordination Agreement (this Agreement") is entered into effective as of July 22, 2004, by and among (i) Regions Bank ("Regions"), (ii) Regions Bank and Export Development Canada (collectively, the "Lenders"), and (iii) Regions Bank, as agent for the Lenders (the "Agent") pursuant to that certain Credit Agreement, dated April 23, 2003 (as the same has been and may further be amended, restated, modified or supplemented from time to time, the "Credit Agreement") by and among Torch Offshore, Inc. ("Borrower"), the Agent and the Lenders. The Agent and the Lenders are hereinafter collectively referred to as the "Creditors." Capitalized terms used in this Agreement and not otherwise defined herein shall have the meanings ascribed to them in the Credit Agreement.

      WHEREAS, pursuant to the Existing Regions Loan Agreement, Borrower and its subsidiaries, Torch Offshore, L.L.C. ("Torch Offshore") and Torch Express, L.L.C. ("Torch Express"), each have granted Liens in favor of Regions on certain property;

      WHEREAS, pursuant to the Credit Agreement, Borrower,  Torch
Offshore and Torch Express each have granted Liens in favor of the Agent for the benefit of the Creditors on certain property;

      WHEREAS,  on  July  22,  2004, the  Existing  Regions  Loan
Agreement was amended to provide for the Non-Revolving Line of Credit Loans (as hereinafter defined); and

     WHEREAS, Regions and the Creditors desire to provide for the priority of certain Liens on certain property of Borrower, Torch
Offshore and Torch Express.

      NOW THEREFORE, in consideration of the premises and other good and valuable consideration, the receipt and sufficiency of which are hereby acknowledged by each of the parties hereto, the parties hereto agree as follows:

      1. For all purposes of this Agreement, unless expressly provided, the following terms shall have the following meanings
(such meanings shall be equally applicable to the singular and plural forms of the terms used, as the context requires):

     "Creditors Superior Collateral" shall mean:

     (a) the following property owned by Borrower, whether now or hereafter existing, owned, issued, acquired or arising, and wherever located: (i) all of Borrower's right, title and interest in, to, and under Torch Offshore and Torch Express, including, but not limited to, all of Borrower's membership interest in Torch Offshore and Torch Express; and (ii) (1) all of the fruits, profits, revenues, returns, distributions and interest produced by, derived from or attributable to Borrower's interest in Torch Offshore and Torch Express; (2) all rights of Borrower as a member of Torch Offshore and Torch Express, including, but not limited to, the right to receive all distributions of capital, profits, returns and revenues from the sale, lease, improvement, operation or disposal of any and all property owned by Torch Offshore or Torch Express; and (3) all accessions to, substitutions and replacements for, and all rents, fruits, issues, increases, profits, revenues, returns, dividends, distributions, payments, proceeds, goods acquired with cash proceeds and products of or from any of the property described in subparagraph (i) above; and

          (b) the following property owned by Torch Offshore, whether now or hereafter existing, owned, issued, acquired or arising, and wherever located: (i) the Torch Offshore U.S. Vessels, other than the MIDNIGHT RIDER Collateral; and (ii) the following vessels registered under the laws of the Republic of Vanuatu:
          MIDNIGHT STAR (Official No. 398) and MIDNIGHT CARRIER (Official No. 1208), together with all masts, boilers, cables, engines, machinery, bowsprits, sails, rigging, boats, anchors, chains, tackle, apparel, furniture, fittings, tools, pumps, equipment, fuel, supplies, spare parts and all other attachments, appurtenances, accessories, additions, fixtures, equipment, appliances, improvements and replacements now or hereafter belonging thereto, affixed thereto, or used in connection therewith, whether because of repairs or otherwise, and whether or not removed therefrom (collectively, the "Torch Offshore Vanuatu Vessels").

     "Non-Revolving Line of Credit Loans" shall mean the loans made by Regions to Borrower pursuant to the $5,000,000.00 non-revolving line of credit set forth in Section 2.03(a) of the Existing Regions Loan Agreement, and shall include all principal, interest, attorney's fees and costs owed thereon.

     "MIDNIGHT EXPRESS Earnings" shall mean (i) all accounts, inventory, chattel paper and general intangibles relating to the vessel MIDNIGHT EXPRESS (Official No. 1450) registered under the laws of the Republic of Vanuatu; (ii) all charter hire, freights, leases, rents, earnings, revenues, proceeds, money, payments, claims, accounts, contract rights, chattel paper, documents and general intangibles affecting the vessel MIDNIGHT EXPRESS (Official No. 1450), relating to the vessel MIDNIGHT EXPRESS (Official No. 1450), or arising out of or from the sale, charter, lease, use or operation of the vessel MIDNIGHT EXPRESS (Official No. 1450); and (iii) all proceeds of any of the foregoing.

     "MIDNIGHT RIDER Collateral" shall mean the MIDNIGHT RIDER (Official No. 1035377), together with all masts, boilers, cables, engines, machinery, bowsprits, sails, rigging, boats, anchors, chains, tackle, apparel, furniture, fittings, tools, pumps, equipment, fuel, supplies, spare parts and all other attachments, appurtenances, accessories, additions, fixtures, equipment, appliances, improvements and replacements now or hereafter belonging thereto, affixed thereto, or used in connection therewith, whether because of repairs or otherwise, and whether or not removed therefrom.

     "Receivables Line of Credit Loans" shall mean the loans made by Regions to Borrower pursuant to the $15,000,000.00 line of credit set forth in Section 2.01(a) of the Existing Regions Loan Agreement, and shall include all principal, interest, attorney's fees and costs owed thereon.
     "Regions Superior Collateral" shall mean:

     (a) the following property owned by Torch Express, whether now or hereafter existing, owned, issued, acquired or arising, and wherever located: all accounts, inventory, chattel paper and general intangibles, other than the MIDNIGHT EXPRESS Earnings, together with all proceeds thereof; and

     (b) the following property owned by Torch Offshore, whether now or hereafter existing, owned, issued, acquired or arising, and wherever located: (i) all accounts, inventory, chattel paper and general intangibles, together with all proceeds thereof; (ii) all charter hire, freights, leases, rents, earnings, revenues, proceeds, money, payments, claims, accounts, contract rights, chattel paper, documents and general intangibles affecting any of the Torch Offshore U.S.
          Vessels, relating to any of the Torch Offshore U.S. Vessels, or arising out of or from the sale, charter, lease, use or operation of any of the Torch Offshore U.S. Vessels; and (iii) all charter hire, freights, leases, rents, earnings, revenues, proceeds, money, payments, claims, accounts, contract rights, chattel paper, documents and general intangibles affecting any of the Torch Offshore Vanuatu Vessels, relating to any of the Torch Offshore Vanuatu Vessels, or arising out of or from the sale, charter, lease, use or operation of any of the Torch Offshore Vanuatu Vessels.

     "Torch Offshore U.S. Vessels" shall mean the MIDNIGHT RIDER Collateral and the following vessels registered under the laws of the United States of America: MIDNIGHT BRAVE (Official No. 529263), MIDNIGHT FOX (Official No. 1065954) and MIDNIGHT DANCER (Official No. 586595), together with all masts, boilers, cables, engines, machinery, bowsprits, sails, rigging, boats, anchors, chains, tackle, apparel, furniture, fittings, tools, pumps, equipment, fuel, supplies, spare parts and all other attachments, appurtenances, accessories, additions, fixtures, equipment, appliances, improvements and replacements now or hereafter belonging thereto, affixed thereto, or used in connection therewith, whether because of repairs or otherwise, and whether or not removed therefrom.

     2. Regions agrees that any Liens of Creditors in or on the Creditors Superior Collateral are and shall be first, senior and prior to any Liens now or hereafter claimed by Regions in or on the Creditors Superior Collateral. Regions further agrees that in the event of any foreclosure sale or other execution upon any Liens of Creditors in or on the Creditors Superior Collateral or in the event of any other disposition or liquidation of any of the Creditors Superior Collateral, now or in the future, the rights of Creditors to the Creditors Superior Collateral and the proceeds thereof shall in all respects prime those of Regions and Creditors shall be paid by preference and priority to and over any claim of Regions.

      3. Creditors agree that any Liens of Regions in or on the Regions Superior Collateral shall be first, senior and prior to any Liens now or hereafter claimed by Creditors in or on the Regions Superior Collateral. Creditors further agree that in the event of any foreclosure sale or other execution upon any Liens of Regions in or on the Regions Superior Collateral or in the event of any other disposition or liquidation of any of the Regions Superior Collateral, now or in the future, the rights of Regions to the Regions Superior Collateral and the proceeds thereof shall in all respects prime those of Creditors and Regions shall be paid by preference and priority to and over any claim of Creditors.

     4. Regions and Creditors agree that any Liens of Creditors in or on the MIDNIGHT RIDER Collateral are and shall be first, senior and prior to any Liens now or hereafter claimed by Regions in or on the MIDNIGHT RIDER Collateral and that in the event of any foreclosure sale or other execution upon any Liens of Creditors in or on the MIDNIGHT RIDER Collateral or in the event of any other disposition or liquidation of any of the MIDNIGHT RIDER Collateral, now or in the future, the rights of Creditors to the MIDNIGHT RIDER Collateral and the proceeds thereof shall in all respects prime those of Regions and Creditors shall be paid by preference and priority to and over any claim of Regions; provided that, notwithstanding anything to the contrary in this Agreement, to the extent (and only to the extent) that any Liens of Regions in or on the MIDNIGHT RIDER Collateral secure the Non-Revolving Line of Credit Loans, such Liens of Regions will be first, senior and prior to any Liens now or hereafter claimed by Creditors in or on the MIDNIGHT RIDER Collateral and in the event of any foreclosure sale or other execution upon any Liens of Regions in or on the MIDNIGHT RIDER Collateral or in the event of any other disposition or liquidation of any of the MIDNIGHT RIDER Collateral, now or in the future, the rights of Regions to the MIDNIGHT RIDER Collateral and the proceeds thereof shall in all respects prime those of Creditors, up to the amount of the Non-Revolving Line of Credit Loans, and Regions shall be paid by preference and priority to and over any claim of Creditors, up to the amount of the Non-Revolving Line of Credit Loans.

     4. Regions and Creditors agree that any Liens of Creditors in or on the MIDNIGHT EXPRESS Earnings are and shall be first, senior and prior to any Liens now or hereafter claimed by Regions in or on the MIDNIGHT EXPRESS Earnings and that in the event of any foreclosure sale or other execution upon any Liens of Creditors in or on the MIDNIGHT EXPRESS Earnings or in the event of any other disposition or liquidation of any of the MIDNIGHT EXPRESS Earnings, now or in the future, the rights of Creditors to the MIDNIGHT EXPRESS Earnings and the proceeds thereof shall in all respects prime those of Regions and Creditors shall be paid by preference and priority to and over any claim of Regions; provided that, notwithstanding anything to the contrary in this Agreement, to the extent (and only to the extent) that any Liens of Regions in or on the MIDNIGHT EXPRESS Earnings secure the Receivables Line of Credit Loans, such Liens of Regions will be first, senior and prior to any Liens now or hereafter claimed by Creditors in or on the MIDNIGHT EXPRESS Earnings and in the event of any foreclosure sale or other execution upon any Liens of Regions in or on the MIDNIGHT EXPRESS Earnings or in the event of any other disposition or liquidation of any of the MIDNIGHT EXPRESS Earnings, now or in the future, the rights of Regions to the MIDNIGHT EXPRESS Earnings and the proceeds thereof shall in all respects prime those of Creditors, up to the amount of the Receivables Line of Credit Loans, and Regions shall be paid by preference and priority to and over any claim of Creditors, up to the amount of the Receivables Line of Credit Loans.

      6. Currently, the Liens of Regions on the Torch Offshore U.S. Vessels are evidenced by that certain Preferred Ship Mortgage by Torch Offshore, L.L.C. dated December 20, 2002 recorded by the United States Coast Guard at the National Documentation Center on December 23, 2002, in Book 03-34, Page 196 and by that certain Preferred Ship Mortgage by Torch Offshore, L.L.C. dated July ___, 2004, recorded by the United States Coast Guard at the National Documentation Center on ____________, 2004, in Book ______, Page ______. Currently, the
Lien of Creditors on the Torch Offshore U.S. Vessels is evidenced by that certain Preferred Fleet Mortgage by Torch Offshore, L.L.C. dated April 23, 2003, recorded by the United States Coast Guard at the National Vessel Documentation Center on April 24, 2003 at Book No. 03-36, Page 650. Currently, the Lien of Creditors on the Torch Offshore Vanuatu Vessels is evidenced by that certain Preferred Fleet Mortgage by Torch Offshore, L.L.C. dated April 23, 2003, recorded in the Office of the Commissioner of Maritime Affairs of the Republic of Vanuatu at the Port of New York, New York on April 24, 2003 in Book PM 24 at Page 18.

       7. The priorities specified in this Agreement are applicable irrespective of the validity or the time or order of attachment or perfection of the Liens referred to herein, the time or order of filing, or the nonfiling, of financing statements or preferred ship mortgages, the acquisition of purchase money or other security interests, or the time of giving or failure to give notice with respect to any purchase money or other security interests.

      8. This Agreement is an irrevocable and continuing agreement, and Regions and Creditors may each continue to rely upon same in lending money, extending credit, and making other financial accommodations to or for the account of Borrower, without notice to the other.

      9. No waiver shall be deemed to have been made by Regions or Creditors of any of their respective rights hereunder unless such waiver is in writing and signed by Regions or Creditors, as appropriate, and any such written waiver shall be limited to the specific instance specified therein.

      10. If any provision of this Agreement is for any reason held invalid, illegal or unenforceable in any respect, such invalidity, illegality or unenforceability will not affect any other provision of this Agreement.

      11. This Agreement is binding upon and inures to the benefit of the parties hereto and their respective assignees, transferees, and successors. This Agreement shall be governed and construed in accordance with the laws of the State of Louisiana without regard to its conflicts of laws principles.

     12. This Agreement may be executed in counterparts, each of which shall be an original, but all of which, taken together, shall constitute one and the same instrument. A telecopy of any such executed counterpart shall be deemed valid as an original.

     EXECUTED as of the date first written above.

                                   REGIONS BANK
                             (in  the capacities set forth above)

                              By:_____________________________
                                        Jorge E. Goris
                                    Its: Senior Vice President

                                   EXPORT DEVELOPMENT CANADA

                              By:______________________________
                                        Bruce Dunlop
                                        Loan Portfolio Manager

                              By:______________________________
                                        Bruce Millar
                                        Loan Asset Manager

STATE OF LOUISIANA

PARISH OF ORLEANS

      BEFORE ME, the undersigned Notary Public duly commissioned and qualified in and for the aforesaid State and Parish, personally came and appeared Jorge E. Goris, who being first duly sworn, declared and acknowledged unto me, Notary, and the undersigned witnesses, that he a Senior Vice President of Regions Bank, and that as such officer on behalf of said Bank, he signed and executed the above and foregoing Amended and Restated Subordination Agreement, by authority of the Board of Directors of the Bank, and said appearer acknowledged said instrument to be the free act and deed of the Bank, for the purposes and considerations therein expressed.

      IN WITNESS WHEREOF, this instrument is executed in the presence of the undersigned witnesses and me, Notary, on this 22nd day of July, 2004.

WITNESSES:

_____________________________   ________________________________
                                   Jorge E. Goris

_____________________________


                ________________________________
                          NOTARY PUBLIC
                 My Commission expires at death.


____________________________

____________________________

     BEFORE ME, the undersigned Notary Public duly commissioned and qualified, personally came and appeared Bruce Dunlop, who being first duly sworn, declared and acknowledged unto me, Notary, and the undersigned witnesses, that he is a Loan Portfolio Manager of Export Development Canada, and that as such manager and on behalf of Export Development Canada, he signed and executed the above and foregoing Amended and Restated Subordination Agreement, by authority of the governing body of Export Development Canada, and said appearer acknowledged said instrument to be the free act and deed of Export Development Canada, for the purposes and considerations therein expressed.

     IN WITNESS WHEREOF, this instrument is executed in the presence of the undersigned witnesses and me, Notary, on this
 ___ day of July, 2004.

WITNESSES:

_____________________________    _____________________________
                                   Bruce Dunlop

_____________________________


                ________________________________
                          NOTARY PUBLIC
         My commission expires on ____________________.


____________________________

____________________________

     BEFORE ME, the undersigned Notary Public duly commissioned and qualified, personally came and appeared Bruce Millar, who being first duly sworn, declared and acknowledged unto me, Notary, and the undersigned witnesses, that he is a Loan Asset Manager of Export Development Canada, and that as such manager and on behalf of Export Development Canada, he signed and executed the above and foregoing Amended and Restated Subordination Agreement, by authority of the governing body of Export Development Canada, and said appearer acknowledged said instrument to be the free act and deed of Export Development Canada, for the purposes and considerations therein expressed.

     IN WITNESS WHEREOF, this instrument is executed in the presence of the undersigned witnesses and me, Notary, on this
 ___ day of July, 2004.

WITNESSES:

_____________________________   ______________________________
                                   Bruce Millar

_____________________________


                ________________________________
                          NOTARY PUBLIC
         My commission expires on ____________________.

                                                     Exhibit 10.4

              SEVENTH AMENDMENT TO CREDIT AGREEMENT

      This Seventh Amendment to Credit Agreement is entered into as of the 13th day of August, 2004, and is executed in connection with that certain Credit Agreement effective as of April 23, 2003 (as the same has been and may further be amended, restated, modified or supplemented from time to time, the "Credit Agreement") among Torch Offshore, Inc. ("Borrower") and the Lenders, including Regions Bank in its capacity as a Lender and as Agent for the Lenders.

      WHEREAS, Borrower and the Lenders desire to further amend the Credit Agreement.

      NOW THEREFORE, for good and adequate consideration the receipt of which is hereby acknowledged, the parties hereto do hereby agree as follows:

      1. As used herein, capitalized terms not defined herein shall have the meanings attributed to them in the Credit Agreement. The definitions of "Minimum Refinancing Proceeds" and "Refinancing Proceeds" in Section 1.1 of the Credit Agreement are hereby amended and restated to read as follows:

     Minimum Refinancing Proceeds shall mean, as of the date of any determination thereof, all Refinancing Proceeds up to the amount equal to the sum of the following, without duplication: (a) principal and interest due on the loans (including all principal, interest, attorneys' fees and costs owed thereon) made by Regions to Borrower pursuant to the $5,000,000.00 non-revolving line of credit set forth in Section 2.03(a) of the Existing Regions Loan Agreement, as of such date plus
     (b) the aggregate amount of the proceeds received by Borrower and its Subsidiaries from the Contribution Agreement as of such date plus (c) fifty (50%) percent of the balance of all Refinancing Proceeds after subtracting the amounts set forth in clauses (a) and
     (b) of this defined term "Minimum Refinancing Proceeds" therefrom.

     Refinancing Proceeds shall mean the funds owed to or received by or on behalf of Borrower or any Subsidiary, net of any Indebtedness secured by preferred ship mortgage(s) (other than the Obligations) which Borrower or any Subsidiary is obligated to pay in connection therewith, from the issuance or incurrence of any Indebtedness by Borrower or any Subsidiary, after July 22, 2004, of the nature referred to in clause (i) or
     (ii) of the definition of "Indebtedness", but excluding any Indebtedness representing the deferred purchase price of Property.

     2. In connection with the foregoing and only in connection with the foregoing, the Credit Agreement is hereby amended, but in all other respects all of the terms, conditions and provisions of the Credit Agreement remain unaffected. All security agreements, financing statements, mortgages, pledges, deeds, continuing guaranties and other security documents in favor of Agent, for the benefit of the Secured Parties, shall remain in full force and effect.

      3. Except as may be specifically set forth herein, this Seventh Amendment to Credit Agreement shall not constitute a waiver of any Default(s) under the Credit Agreement or any documents executed in connection therewith, all rights and remedies of the Lenders being preserved and maintained.

      4. This Seventh Amendment to Credit Agreement may be executed in two or more counterparts, and it shall not be necessary that the signatures of all parties hereto be contained on any one counterpart hereof; each counterpart shall be deemed an original, but all of which together shall constitute one and the same instrument.

      IN WITNESS WHEREOF, the parties have caused this instrument to be duly executed.

                                   TORCH OFFSHORE, INC.

                            By:______________________________
                                Robert E. Fulton
                                Its Chief Financial Officer
                                401 Whitney Avenue, Suite 400
                                Gretna, Louisiana 70056
                                Telecopy  number:  (504)367-7075

                                   REGIONS BANK

                            By:______________________________
                                Jorge E. Goris
                                Its Senior Vice President
                                301 St. Charles Avenue
                                New Orleans, LA 70130
                                Telecopier:  (504)  584-2165

                                   EXPORT DEVELOPMENT CANADA

                             By:______________________________
                                 Bruce Millar
                                 Loan Asset Manager

                             By:______________________________
                                 Peter G. Johnston
                                 Financial Services Manager
                                 151 O'Connor
                                 Ottawa, Canada K1A1K3
                                 (Telecopier: (613)598-2504

                                                     Exhibit 10.5

                      SEVENTH AMENDMENT TO
               AMENDED AND RESTATED LOAN AGREEMENT

       This  Seventh  Amendment  to  Amended  and  Restated  Loan
Agreement is entered into effective August 13, 2004, and is executed in connection with that certain Amended and Restated Loan Agreement effective as of December 20, 2002 (as the same has been and may be further amended, restated, modified or supplemented from time to time, the "Loan Agreement") among Torch Offshore, Inc. ("Borrower") and Regions Bank ("Bank").

      WHEREAS, Borrower and Bank desire to further amend the Loan
Agreement.

      NOW THEREFORE, for good and adequate consideration the receipt of which is hereby acknowledged, the parties hereto do hereby agree as follows:

       1.     Unless  otherwise  defined  or  indicated   herein,
capitalized terms used herein shall have the meanings attributed to them in the Loan Agreement.

      2.    The  last  sentence of Section 2.03(a)  of  the  Loan
Agreement is hereby amended and restated to read as follows:

     In addition to the other rights of Bank under the Loan Documents, Bank shall have the right to refuse to fund that portion of the Non-Revolving Line of Credit equal to the aggregate amount of any Liens against the MIDNIGHT RIDER (Official Number 1035377) (other than Liens in favor of Bank, whether as agent or its individual capacity).

      3.    The  following shall be additional  Permitted  Liens:
Liens incurred prior to the date hereof in favor of Tersoro Marine Services, Inc. against the MIDNIGHT RIDER (Official Number 1035377) which do not exceed $54,673.81 in the aggregate; provided that, Borrower shall satisfy such Liens within ten (10) days of receiving Bank's written demand to satisfy such Liens.

     4. In connection with the foregoing and only in connection with the foregoing, the Loan Agreement is hereby amended, but in all other respects all of the terms, conditions and provisions of the Loan Agreement remain unaffected. All security agreements, financing statements, mortgages, pledges, continuing guaranties and other security documents in favor of Bank shall remain in full force and effect.

      5. Except as may be specifically set forth herein, this Seventh Amendment to Amended and Restated Loan Agreement shall not constitute a waiver of any Default(s) under the Loan Agreement or any documents executed in connection therewith, all rights and remedies of Bank being preserved and maintained.

      6. This Seventh Amendment to Amended and Restated Loan Agreement may be executed in two or more counterparts, and it shall not be necessary that the signatures of all parties hereto be contained on any one counterpart hereof; each counterpart shall be deemed an original, but all of which together shall constitute one and the same instrument.

      IN WITNESS WHEREOF, the parties have caused this instrument to be duly executed.

                                   TORCH OFFSHORE, INC.

                          By:______________________________
                                  Robert E. Fulton
                                  Its: Chief Financial Officer
                                  401 Whitney Avenue, Suite 400
                                  Gretna, Louisiana 70056
                                  Telecopier:  (504) 367-7075

                                   REGIONS BANK

                          By:______________________________
                                  Jorge E. Goris
                                  Its:  Senior Vice President
                                  301 St. Charles Avenue
                                  New Orleans, LA 70130
                                  Telecopier:  (504)584-2165


                                                     Exhibit 10.6
               SECOND AMENDMENT TO LEASE AGREEMENT

This Amendment is made this 16th day of July, 2004 and is an amendment to the Lease Agreement dated 12 August 2003 between Thrustmaster of Texas, Inc. (Lessor) and Torch Offshore, Inc. (Lessee) covering the lease of two modular thruster units, Serial Nos. Y030137-1 and Y030137-2 with accessories as further described in said Lease Agreement.

1. Commencement Date. It is agreed that the Commencement Date, defined in the original Lease Agreement under Section 2, Term and Extensions, is August 12, 2003. Accordingly, the Termination Date of the original Lease Agreement was February 11, 2004. The Lease Agreement has subsequently been extended by a second 6 months term through the Amendment to Lease Agreement dated 14 January, 2004. The Termination Date of the extended Lease is August 12, 2004.

2.Second  Extension  of  Lease.  By mutual agreement,  the  Lease
  Agreement is hereby extended again, this time for an 8 month term ("Second Extended Term") following the Termination Date of the Extended Term. Accordingly, the Second Extended Lease Term runs from August 12, 2004 through April 12, 2005. Lease payments for the Second Extended Term are $25,000 per month payable monthly on or before the 12th day of each calendar month of the Second Extended Term, the first payment being due on or before August 12, 2004.

3.Purchase  Option.  The Purchase Option as described in  Section
  5 of the original Lease Agreement is hereby extended as follows:

The equipment being leased may be purchased by Lessee at and as of the conclusion of the Second Extended Term for the Purchase Price specified in the Rental Schedule, less a credit in the amount equal to 75% of the Initial Term Rent and Extended Term Rent and Second Extended Term Rent, to the extent theretofore paid by Lessee hereunder. Such option may be exercised by providing at least 30 days advance written notice to Lessor and by paying the balance of the Purchase Price to Lessor in immediately available U.S. funds as set forth in Schedule A on or before the end of the Second Extended Term, time being of essence. If such option is exercised, title to the Equipment shall transfer as of the later of the date of payment or the date of expiration of the Initial Term. For purposes of Schedule C, Warranty Provisions, title to the Equipment shall be deemed to have transferred to the Lessee as of the Commencement Date.

With respect to the alternate option as described in the second paragraph of Section 5 of the original Lease Agreement, this alternate option is not extended and has expired as of July 16, 2004.

4.    Miscellaneous.   Except as expressly  amended  hereby,  the
  terms and provisions of the original Lease Agreement of 12 August 2003 remain in full force and effect.

In witness whereof, Lessor and Lessee, each pursuant to due authority, have so agreed as of the date first set forth above.

                              LESSOR:

                              Thrustmaster of Texas, Inc.
ATTEST:
                              By:________________________________
By: ___________________________         Joe R. Bekker, President
     Secretary

                              LESSEE:

                              Torch Offshore, Inc.
ATTEST:

By:_________________________________
By: ___________________________
     Witness

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

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and we have:

       (a) designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

       (c) evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

       (d) disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation of internal controls over financial reporting, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

       (a) all significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

       (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.

Date:  August 12, 2004           /s/ LYLE G. STOCKSTILL
                                 ----------------------
                                 Lyle G. Stockstill
                                 Chairman of the Board and Chief
                                   Executive Officer

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

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and we have:

       (a) designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

       (c) evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

       (d) disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation of internal controls over financial reporting, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

       (a) all significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

       (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.

Date:  August 12, 2004           /s/ ROBERT E. FULTON
                                 --------------------
                                 Robert E. Fulton
                                 Chief Financial Officer

                                                     Exhibit 32.1

CERTIFICATION BY LYLE G. STOCKSTILL PURSUANT TO 18 U.S.C. SECTION
 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY
                           ACT OF 2002

In connection with the Quarterly Report of Torch Offshore, Inc. (the "Company") on Form 10-Q for the period ending June 30, 2004 as filed with the Securities and Exchange Commission of the date hereof (the "Report"), I, Lyle G. Stockstill, Chairman of the Board and Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. Section 906 of the Sarbanes-Oxley Act of 2002, that:

(1)  The  Report fully complies with the requirements of  Section
     13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

/s/ LYLE G. STOCKSTILL
-----------------------
Lyle G. Stockstill
Chairman of the Board and Chief Executive Officer

                                                     Exhibit 32.2

 CERTIFICATION BY ROBERT E. FULTON PURSUANT TO 18 U.S.C. SECTION
 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY
                           ACT OF 2002

In connection with the Quarterly Report of Torch Offshore, Inc. (the "Company") on Form 10-Q for the period ending June 30, 2004 as filed with the Securities and Exchange Commission of the date hereof (the "Report"), I, Robert E. Fulton, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. Section 906 of the Sarbanes-Oxley Act of 2002, that:

(1)  The  Report fully complies with the requirements of  Section
     13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

/s/ ROBERT E. FULTON
---------------------
Robert E. Fulton
Chief Financial Officer