Form 10-Q
period 2004-09-30
TORCH OFFSHORE INC
filed 2004-11-22
CIK 1129650

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(MARK ONE)

      [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2004

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

The number of shares of the registrant's common stock outstanding as of November 22, 2004 was 12,642,950, par value $0.01 per share.

                              TORCH OFFSHORE, INC.

                                TABLE OF CONTENTS

                                                                                                                      Page
                                                                                                                      -----
Part I.  Financial Information

     Item 1.  Financial Statements (Unaudited).

              Condensed Consolidated Balance Sheets as of September 30, 2004 and
                December 31, 2003..................................................................................      3

              Condensed Consolidated Statements of Operations for the Three and Nine Months Ended September
                30, 2004 and 2003..................................................................................      4

              Condensed Consolidated Statements of Cash Flows for the Nine Months
                Ended September 30, 2004 and 2003..................................................................      5

              Notes to Condensed Consolidated Financial Statements.................................................      6

     Item 2.  Management's Discussion and Analysis of Financial Condition and
                Results of Operations..............................................................................     16

     Item 3.  Quantitative and Qualitative Disclosures About Market Risk...........................................     29

     Item 4.  Controls and Procedures..............................................................................     29

Part II.  Other Information

     Item 1.  Legal Proceedings....................................................................................     30

     Item 2.  Unregistered Sales of Securities and Use of Proceeds.................................................     31

     Item 6.  Exhibits.............................................................................................     31

              Signature............................................................................................     31

              Exhibit Index........................................................................................     32

                          PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

                              TORCH OFFSHORE, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                                           SEPTEMBER 30,  DECEMBER 31,
                                                                2004          2003
                                                           -------------  ------------
                                                            (UNAUDITED)   (SEE NOTE 1)
ASSETS
CURRENT ASSETS:
 Cash and cash equivalents ..............................     $    617     $     41
 Restricted cash (Note 2) ...............................        4,513           --
 Accounts receivable --
     Trade, less allowance for doubtful accounts ........       15,848       20,479
 Costs and estimated earnings in excess of billings on
  uncompleted contracts .................................        2,440           --
 Prepaid expenses and other .............................        5,776        3,561
                                                              --------     --------
     Total current assets ...............................       29,194       24,081
PROPERTY AND EQUIPMENT, at cost,
  less accumulated depreciation .........................      167,567      143,266
DEFERRED DRYDOCKING CHARGES,
  less accumulated amortization .........................        2,856          807
SECURITY DEPOSIT (Note 7) ...............................        1,250        1,250
OTHER ASSETS ............................................          520          502
                                                              --------     --------
     Total assets .......................................     $201,387     $169,906
                                                              ========     ========

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
 Accounts payable -- trade ..............................     $ 17,709     $ 15,148
 Accrued expenses .......................................       10,052        4,597
 Accrued payroll and related taxes ......................        1,125          819
 Financed insurance premiums ............................        2,804        1,832
 Billings in excess of costs and estimated earnings on
  uncompleted contracts .................................           --          459
 Finance Facility - in default (Note 7) .................       75,508       45,639
 Current portion of long-term debt - in default (Note 7)         4,467        3,396
 Long-term debt - in default (Note 7) ...................       17,493           --
 Non-revolving line of credit - in default (Note 7) .....        4,854           --
 Receivable line of credit - in default (Note 7) ........       11,203        7,227
                                                              --------     --------
     Total current liabilities ..........................      145,215       79,117

LONG-TERM DEBT, less current portion (Note 7) ...........           --       20,057
COMMITMENTS AND CONTINGENCIES (Note 9)...................
STOCKHOLDERS' EQUITY ....................................       56,172       70,732
                                                              --------     --------
     Total liabilities and stockholders' equity .........     $201,387     $169,906
                                                              ========     ========

  The accompanying notes are an integral part of these condensed consolidated financial statements.

                              TORCH OFFSHORE, INC.
           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                    THREE MONTHS ENDED            NINE MONTHS ENDED
                                                        SEPTEMBER 30,                SEPTEMBER 30,
                                                -----------------------       -----------------------
                                                   2004           2003           2004           2003
                                                   ----           ----           ----           ----
Revenues .................................      $ 22,572       $ 15,262       $ 53,434       $ 46,167
Cost of revenues:
 Cost of sales ...........................        21,644         13,771         52,183         40,016
 Depreciation and amortization ...........         2,024          1,983          6,773          5,632
 General and administrative expenses .....         1,814          1,614          4,870          4,317
 Other operating expense .................         4,100             --          4,260             --
                                                --------       --------       --------       --------
        Total cost of revenues ...........        29,582         17,368         68,086         49,965
                                                --------       --------       --------       --------
Operating loss ...........................        (7,010)        (2,106)       (14,652)        (3,798)
                                                --------       --------       --------       --------

Other income:
    Interest income ......................            --             --             --              1
                                                --------       --------       --------       --------
        Total other income ...............            --             --             --              1
                                                --------       --------       --------       --------
Loss before income taxes .................        (7,010)        (2,106)       (14,652)        (3,797)
Income tax benefit .......................            --            737             --          1,329
                                                --------       --------       --------       --------
Net loss .................................      $ (7,010)      $ (1,369)      $(14,652)      $ (2,468)
                                                ========       ========       ========       ========

Net loss per common share:
    Basic and Diluted ....................      $  (0.55)      $  (0.11)      $  (1.16)      $  (0.20)
                                                ========       ========       ========       ========

Weighted average common stock outstanding:
    Basic and Diluted ....................        12,643         12,639         12,641         12,637
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

                              TORCH OFFSHORE, INC.
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                 (IN THOUSANDS)

                                                                 NINE MONTHS ENDED
                                                                   SEPTEMBER 30,
                                                            ------------------------
                                                               2004           2003
                                                            --------       ---------
CASH FLOWS PROVIDED BY (USED IN) OPERATING ACTIVITIES:
Net loss .............................................      $(14,652)      $ (2,468)
  Depreciation and amortization ......................         6,773          5,632
  Deferred income tax benefit ........................            --         (1,329)
  Deferred drydocking costs incurred .................        (2,855)          (118)
 (Increase) decrease in working capital:
  Accounts receivable ................................         4,631          5,942
  Costs and estimated earnings in excess of billings
    on uncompleted contracts .........................        (2,899)           923
  Prepaid expenses, net of financed portion ..........        (1,243)        (1,016)
  Accounts payable - trade ...........................         2,561          5,609
  Accrued payroll and related taxes ..................           306            586
  Accrued expenses and other .........................         5,630            (62)
                                                            --------       --------
Net cash provided by (used in) operating activities ..        (1,748)        13,699
                                                            --------       --------
CASH FLOWS USED IN INVESTING ACTIVITIES:
  Purchases of property and equipment ................       (30,269)       (61,298)
  Changes in restricted cash .........................        (4,513)            --
                                                            --------       --------
Net cash used in investing activities ................       (34,782)       (61,298)
                                                            --------       --------

CASH FLOWS PROVIDED BY FINANCING ACTIVITIES:
  Net proceeds on receivable line of credit ..........         3,976          3,169
  Net proceeds on non-revolving line of credit .......         4,854             --
  Net proceeds from Finance Facility .................        29,869         37,795
  Net proceeds (payments) on long-term debt ..........        (1,587)         6,712
  Treasury stock purchases ...........................            (6)           (18)
                                                            --------       --------
Net cash provided by financing activities ............        37,106         47,658
                                                            --------       --------

Net change in cash and cash equivalents ..............           576             59
Cash and cash equivalents at beginning of period .....            41            327
                                                            --------       --------
Cash and cash equivalents at end of period ...........      $    617       $    386
                                                            ========       ========

Interest paid (net of amounts capitalized) ...........      $     --       $     --
                                                            ========       ========

Income taxes paid ....................................      $     --       $     --
                                                            ========       ========

SUPPLEMENTARY NON-CASH INVESTING ACTIVITIES:
  Purchase of Midnight Wrangler ......................      $     --       $ (9,731)
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

                              TORCH OFFSHORE, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1.    ORGANIZATION AND BASIS OF PRESENTATION:

The interim condensed consolidated financial statements included herein have been prepared by Torch Offshore, Inc. (a Delaware corporation) and are unaudited, except for the balance sheet at December 31, 2003, which has been prepared from the Company's previously audited financial statements. The balance sheet at December 31, 2003 has been derived from the audited financial statements at that date. These financial statements do not include all of the information and footnotes required by U.S. generally accepted accounting principles (U.S. GAAP) for complete financial statements. The condensed consolidated financial statements of Torch Offshore, Inc. include its wholly-owned subsidiaries Torch Offshore, L.L.C., Torch Express, L.L.C., and Vessel Ventures, L.L.C. (collectively, the "Company"). Management believes that the unaudited interim financial statements include all adjustments (such adjustments consisting only of a normal recurring nature) necessary for fair presentation. Certain information and note disclosures normally included in annual financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to rules and regulations governing interim period reporting. The results for the three- and nine-months ended September 30, 2004 are not necessarily indicative of the results to be expected for the entire year. The interim financial statements included herein should be read in conjunction with the audited financial statements and notes thereto together with Management's Discussion and Analysis of Financial Condition and Results of Operations included in the Company's annual report on Form 10-K for the fiscal year ended December 31, 2003.

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

The Company's financial statements are prepared in accordance with U.S. GAAP. As further discussed in Note 2, the Company faces significant liquidity issues as a result of adverse business conditions in its operating sector and the incurrence of significant debt obligations due in 2004 associated with the conversion of the Midnight Express, which experienced certain unbudgeted cost overruns and unexpected delays during construction. In addition, as of December 31, 2003, the Company was not in compliance with certain financial ratio covenants of its loan agreements. In April 2004, the Company obtained forbearance waivers from its lenders for such matters of noncompliance and amended these financial ratio covenants. Through June 30, 2004, the Company maintained compliance with respect to its debt agreements. As of September 30, 2004, the Company was not in compliance with the amended financial ratio covenants including the minimum consolidated current ratio of 0.70 to 1, the tangible net worth minimum of $60.0 million, the minimum debt service ratio of 1.20 to 1, and the consolidated leverage ratio of no more than 2.00 to 1. As a consequence, the Company is in default under its loan agreements. As a result of this default and the cross default provisions in all of the Company's debt agreements, all of its long-term debt has been reclassified as current in accordance with U.S. GAAP. The Company is currently working with its lenders, including Regions Bank, Export Development Canada (EDC), and General Electric Commercial Equipment Financing (GE Commercial), to negotiate forbearance waivers and/or amendments to its debt agreements. Finally, the cash flow from the Company's operations during the nine-month period ended September 30, 2004, has not been sufficient to fund its working capital needs.

These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters, which involve inherent uncertainties and conditions beyond the Company's control, are also discussed in Note 2. The accompanying financial statements have been prepared on the basis that the Company will continue as a going concern and do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of these uncertainties. As discussed in the Company's annual report on Form 10-K for the year ended December 31, 2003, the Company has been significantly and negatively affected by adverse business conditions in its industry and other events with a direct impact on the Company's earnings. The Company has experienced recurring losses from operations, negative operating cash flows and a working capital deficiency. As a result, the Company's independent registered public accounting firm advised the Company that they had reached a conclusion that there is substantial doubt the Company's ability to continue as a going concern and, as required by auditing standards of the Public Company Accounting Oversight Board (United States), included in their auditors' report on the Company's 2003 annual financial statements an explanatory paragraph to reflect that conclusion.

2.    CAPITAL RESOURCES AND LIQUIDITY:

The accompanying financial statements reflect a net loss of $14.7 million for the first nine months of 2004 and a working capital deficit of $116.0 million as of September 30, 2004, which includes all of the Company's debt ($113.5 million) classified as current and in default as of September 30, 2004. In addition, the Company generated a net loss of $9.2 million for the year ended December 31, 2003, $6.8 million of which was realized in the fourth quarter of 2003. The Company faces significant liquidity and working capital challenges, in addition to costs of expanding the Company's operations into the deepwater market, and will need to cure its current debt defaults and raise additional capital to continue to meet its debt obligations, conduct its operations as currently contemplated and continue as a going concern.

In September 2004, the Company reached a final settlement with Cable Shipping, Inc., the owners of the Midnight Hunter, in the amount of $4.1 million, which was to be paid on November 19, 2004. This settlement precluded the quantum of damages hearing which was to be held in late October 2004 in London (see Note
9). The full amount of this settlement has been recorded in the financial statements as of September 30, 2004. As of November 22, 2004, the Company had not paid the $4.1 million settlement amount, but is seeking to enter discussions with Cable Shipping, Inc. with the objective of determining a feasible payment plan for the settlement amount.

As of September 30, 2004, the Company was not in compliance with the financial covenants (as amended in early April 2004) of the Bank Facility, the Finance Facility and the GE Commercial term loan (See Note 1). The Company is currently in default and is working with its lenders to negotiate forbearance waivers and/or amendments to cure these non-compliance issues. There can be no assurance that compliance will be attained. As depicted on the balance sheet as of September 30, 2004, a reclassification of $17.5 million has been made of the Company's long-term debt to a current position. This reclassification includes the debt associated with the Midnight Eagle and Midnight Wrangler facilities which are also in default under related cross-default provisions. Although the Company's creditors have not issued notices of default or taken any actions as a result of the cross-defaults (as of November 22, 2004), because the Company is not in compliance with the terms of its debt agreements its creditors could demand immediate payment and have the right to seize the applicable collateral. The Company's obligations under its credit agreements are secured by substantially all of the Company's assets. If not effectively cured, these defaults under the Company's credit agreements will adversely impact the Company's ability to sustain its operations in the normal course resulting in a material impact on its financial condition and results of operations.

The Company's ability to continue in the normal course of business is dependent upon its ability to cure its current debt defaults, raise additional capital, refinance its existing debt, and the success of its future operations. Management of the Company has developed a plan to address its liquidity needs. The components of this plan involve satisfying the remainder vendor obligations associated with the conversion of the Midnight Express, raising additional capital and/or refinancing the existing debt to fund working capital and debt obligation requirements, obtaining forbearance waivers for non-compliance with certain debt covenants, reaching an agreement on a payment plan of our $4.1 million settlement with Cable Shipping, Inc. cutting administrative and operating costs, and the possible sale of certain vessels. Management believes that these transactions must be effectively consummated to provide sufficient funding for the Company's debt and working capital requirements for the remainder of 2004 and beyond. Because these transactions are not complete, they involve inherent uncertainties, including uncertainties beyond the Company's control. There are no assurances that the Company will successfully accomplish its current objectives described below. The Company has retained financial advisors to assist in reviewing practical financial and operational options. The Company is unable to predict the outcome of various strategies under development and consideration. The Company is negotiating with its lenders to identify mutually acceptable alternatives to restructure its debt and/or pursue other financial arrangements that would provide relief from its current debt defaults and provide additional funding. While management intends to aggressively pursue such measures, there is no assurance that the Company's objectives in this regard will be successfully achieved. In the event that the Company is not able to negotiate amendments to, and waivers for noncompliance with, the financial ratio covenants under its existing loan agreements and to restructure its debt, and to the extent that the Company is unable to find other sources of capital to address its liquidity needs, it is likely that the Company would need to seek bankruptcy protection to continue its operations.

CONVERSION OF THE MIDNIGHT EXPRESS

In April 2004, the Company entered into an agreement with Regions Bank and EDC for an additional $19.0 million of funding under the Finance Facility (see Note
7) to complete the conversion of the Midnight Express. In addition, the Company's creditors agreed to extend the time frame of the construction period of the Finance Facility from June 30, 2004 to October 31, 2004 at which point the construction period financing was expected to convert to term status. Regions Bank and EDC have also amended certain covenant obligations that the Company must meet in 2004. The consolidated current ratio covenant (as defined) is now at 0.70 to 1 for all four quarters of 2004.

The Midnight Express arrived in Scheidam, The Netherlands in mid-June 2004 and the installation of the patented pipelay system began immediately at the manufacturer's operation. In addition, the Company partially installed the special-built 500-ton crane. The vessel departed for the Gulf of Mexico in late July 2004 and arrived in the Gulf of Mexico in mid-August 2004. The final outfitting and installation of the pipe handling system, automatic welding system, and the gantry crane rails/racks was completed in late October 2004. The vessel completed sea trials on November 7, 2004 and entered the active fleet as of that date.

UTILIZATION OF THE MIDNIGHT EXPRESS

In August 2002, the Company developed a deepwater group to initiate its entrance into the deepwater market using the Midnight Hunter and Midnight Wrangler. The group has completed various pipelay projects and subsea construction projects in the deepwater. This group has also been dedicated to the marketing of the Midnight Express.

The Midnight Express began its first project in November 2004 immediately after the completion of its sea trials. This initial project is expected to have a duration of approximately two to three weeks. In addition, the Company has submitted the Midnight Express to multiple customers on various types of bids for future work. The Company is in discussions with several customers to perform work in the last quarter of 2004 in the Gulf of Mexico and/or internationally as well as work in 2005 and beyond. There is no assurance that such contracts will be awarded to the Company.

ADDITIONAL CAPITAL AND RESTRUCTURING OF INDEBTEDNESS

The Company is seeking to raise capital and/or refinance its existing debt through the private and public capital markets. The Company's ability to raise capital will depend on factors outside of the Company's control, including the condition of the capital markets and the Company's industry. Additionally, pursuant to the terms of the Company's financing agreement with Regions Bank and EDC, the Company is required to raise the lesser of $10.0 million or 20% of the market capitalization (as defined in the

Finance Facility) of the Company at the time of the issuance by June 30, 2005 through an equity offering and requires that the first $10.0 million of proceeds associated with such an offering be used to reduce amounts outstanding under the Finance Facility.

In July 2004, the Company applied under its structured Finance Facility for the 10% of the accepted Canadian content interest rate subsidy available from Industry Canada. In August 2004, Industry Canada paid the U.S. dollar equivalent of approximately $5.6 million. Of this total, approximately $1.5 million was paid directly to the Company and $1.1 million was used by the Company to pay interest due on the Finance Facility. Approximately $0.4 million remains available as of September 30, 2004, and is classified as restricted cash on the balance sheet. The remaining amount of approximately $4.1 million was paid by Industry Canada to Regions Bank and EDC to reduce or "buy down" the interest rate on the $79.0 million Finance Facility when it converts to the three-year term loan. This amount was recorded as a reduction of the Midnight Express vessel construction cost and the escrowed funds are reflected as restricted cash within the Company's September 30, 2004 balance sheet.

On July 22, 2004, the Company entered in an agreement with Regions Bank for a $5.0 million non-revolving line of credit with an initial term of 120 days to be used for working capital purposes. Interest on this line of credit accrues at LIBOR plus 4.00%. The Company's obligation under this line of credit is secured by the Midnight Rider, which also secures the Company's obligations under the Finance Facility with Regions Bank and EDC. In order to use this vessel as collateral in the line of credit, EDC took a subordinated secured position on the vessel. In addition, as part of the above transaction, Regions Bank agreed to allow the usage of approximately $1.5 million of proceeds from Industry Canada (see discussion above) to pay the interest on the Finance Facility during the conversion period. The proceeds were originally allocated to repay a portion of the $19.0 million additional financing arranged in April 2004 to convert the Midnight Express. The terms of the note called for the loan to be repaid on November 19, 2004. The Company is seeking to repay the $5.0 million note through a refinancing of its existing debt with the prospect of converting this $5.0 million into long-term debt. In the event the Company is successful in obtaining refinancing of its existing debt, the Finance Facility calls for the proceeds of the refinancing to: 1) repay this $5.0 million note, 2) repay $1.5 million of the additional $19.0 million of financing on the Midnight Express conversion, and 3) use 50% of the refinance proceeds received in excess of $6.5 million to also repay a portion of the additional $19.0 million of financing on the Midnight Express conversion.

As of November 22, 2004, the Company was in need of an additional $2.5 million in order to satisfy certain vendor obligations incurred in connection with the conversion of the Midnight Express. The additional funds were needed as unexpected costs arose due to delays caused by hurricanes in the Gulf of Mexico in September 2004. In addition to costs associated with the delays, the Company added equipment to the vessel to give it the capability to lay pipelines in a conventional fashion. The Company is currently in negotiations with Regions Bank and EDC for these additional funds to secure the Company's ability to satisfy the remaining obligations associated with the conversion of the Midnight Express.

DISPOSAL OF VESSELS

In connection with the Company's efforts to raise capital, the Company is also pursuing the sale of certain vessels into foreign markets either through charters to operators in these foreign markets or the outright sale of these vessels. The Company has had discussions with various parties; however, no definitive agreements have been entered into. There can be no assurance that the Company will be able to reach an agreement for the charter or sale of its vessels, or that such an agreement will be on terms that are commercially reasonable or acceptable to management. The Finance Facility specifies that any proceeds from the sale of a vessel that is pledged as collateral be used to repay the amounts due under the Finance Facility.

3.    STOCKHOLDERS' EQUITY:

Treasury Stock - In August 2001, the Company's Board of Directors approved the repurchase of up to $5.0 million of the Company's outstanding common stock. Purchases were made on a discretionary basis in the open market or otherwise over a period of time as determined by management, subject to market conditions, applicable legal requirements and other factors. In August 2002, the Company elected to suspend the repurchase program. Under current conditions, the Company does not expect to repurchase shares in the near future except for certain events related to the vesting of employee's restricted shares. As of September 30, 2004, 715,074 shares had been repurchased at a total cost of $4.3 million.

Stock Option Plan - The Company has a long-term incentive plan under which 3.0 million shares of the Company's common stock are authorized to be granted to employees and affiliates. The awards can be in the form of options, restricted stock, phantom stock, performance-based stock or stock appreciation rights. As of September 30, 2004, stock options covering 434,923 shares of common stock with a weighted average exercise price of $8.47 per share, and 38,124 shares of restricted stock, both vesting generally over five years, were outstanding.

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

Common stock equivalents (related to stock options and restricted stock) excluded from the calculation of diluted earnings per share, because they were anti-dilutive, were approximately 473,000 shares and 336,000 shares for the third quarters of 2004 and 2003, respectively, and approximately 473,000 shares and 361,000 shares in the first nine months of 2004 and 2003, respectively.

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

                                                             THREE MONTHS ENDED             NINE MONTHS ENDED
(in thousands, except per share data)                           SEPTEMBER 30,                  SEPTEMBER 30,
---------------------------------------------------------------------------------------------------------------
                                                            2004           2003           2004           2003
                                                         --------       --------       --------       --------
Net loss, as reported .............................      $ (7,010)      $ (1,369)      $(14,652)      $ (2,468)
  Add: Stock-based compensation expense included
    in net loss, net of tax .......................            33             33             99             95
  Less: Stock-based compensation expense using fair
    value method, net of tax ......................          (172)          (125)          (537)          (369)
                                                         --------       --------       --------       --------
Pro forma net loss ................................      $ (7,149)      $ (1,461)      $(15,090)      $ (2,742)
                                                         ========       ========       ========       ========

Basic and diluted loss per share ..................      $  (0.55)      $  (0.11)      $  (1.16)      $  (0.20)
Pro forma basic and diluted loss per share ........      $  (0.57)      $  (0.12)      $  (1.19)      $  (0.22)

6.    PROPERTY AND EQUIPMENT:

During the second quarter of 2004, management committed to a plan to scrap the Midnight Runner and remove the vessel from the Company's fleet. An asset impairment charge of $0.6 million was recorded in relation to the Midnight Runner (included in depreciation and amortization) during the second quarter of 2004. The impairment charge was based upon the Company's estimate of the vessel's salvage value, the impact of which reduced the Company's previous carrying value for the vessel to approximately $50,000. During the third quarter of 2004, the vessel was scrapped for approximately $15,000 resulting in an additional charge of $35,000 recorded in the third quarter of 2004.

7.    LONG-TERM DEBT:

In July 2002, the Company entered into a $35.0 million bank facility (the "Bank Facility") consisting of a $25.0 million asset-based five-year revolving credit facility and a $10.0 million accounts receivable-based working capital facility with Regions Bank. The Company continues to have available the accounts receivable-based working capital facility from Regions Bank. In December 2003, the accounts receivable-based working capital facility was increased to $15.0 million. Amounts outstanding under the accounts receivable-based working capital facility may not exceed 85% of eligible trade accounts receivable. The Company had $11.2 million outstanding under the $15.0 million accounts receivable-based working capital facility as of September 30, 2004. In addition, the Company issued a $1.5 million standby letter of credit as security for the charter payments due under the charter agreement for the Midnight Hunter against the accounts receivable-based working capital facility. In July 2003, this letter of credit was drawn by Cable Shipping, Inc., the owners of the Midnight Hunter. The Company recorded the $1.5 million as a liability on its balance sheet during the second quarter of 2003. The Company had an available borrowing capacity of up to $11.5 million, substantially all of which was drawn, under the $15.0 million accounts receivable-based working capital facility based upon eligible receivables at September 30, 2004. The $15.0 million accounts receivable-based working capital facility has a maturity date of July 2, 2005.

In April 2003, the Company finalized a credit line in the amount of $60.0 million to finance the conversion of the Midnight Express (the "Finance Facility"). The Finance Facility originally matured on June 30, 2004. The Finance Facility commitment is equally provided by Regions Bank and EDC ($30.0 million participation by each).

In April 2004, the Company increased the Finance Facility by $19.0 million to $79.0 million and amended the maturity to October 31, 2004. In addition, as part of the increase to the Finance Facility, the $25.0 million asset-based five-year revolving credit facility was terminated and the Company paid a 1% origination fee ($190,000) to Regions Bank and EDC for the increase in the Finance Facility and the interest rate on the original $60.0 million financing increased to LIBOR plus 4.00%. The amounts outstanding under the Finance Facility will convert into two separate loans at the earlier of the facility's maturity date or completion of the conversion of the Midnight Express. The first loan represents the original $60.0 million borrowing and will convert to a three-year term loan facility with a 10-year amortization payment schedule consisting of $3.0 million semi-annual payments beginning on April 30, 2005, with a balloon payment at the end of the three-year term. The second loan is for the additional $19.0 million and will convert to a twenty-month term loan facility with $6.0 million principal payments due on June 30, 2005 and December 30, 2005 and a final $7.0 million principal payment due on June 30, 2006. Interest would be payable on a monthly basis and Regions Bank and EDC will require the Company to maintain the same collateral and covenants as included in the Finance Facility. Regions Bank and EDC also have the right to the first $10.0 million of any equity offering, to the proceeds from the sale of any of the mortgaged vessels (see discussion below) and to the interest rate buy-down received from Industry Canada during the third quarter of 2004 (see Note 2).

The interest rate for the $60.0 million portion of the Finance Facility was LIBOR plus a spread of 3.25% to 3.50% based upon the consolidated leverage ratio of the Company before it was increased to LIBOR plus 4.00% as part of the $19.0 million increase to the credit line. The interest rate for the $19.0 million portion of the Finance Facility is LIBOR plus 4.00%. The Company is providing collateral in the form of the Midnight Express as well as a first preferred ship mortgage on the Midnight Fox, Midnight Star, Midnight Dancer, Midnight Carrier, Midnight Brave and Midnight Rider. The Company must comply with various covenants including maintaining a tangible net worth of at least $60.0 million, a minimum debt service coverage ratio of at least 1.20 to 1, a consolidated leverage ratio of no more than 2.00 to 1 and a consolidated current ratio of 1.30 to 1. The Company is not allowed to incur additional debt over $8.0 million without consent from Regions Bank. As previously discussed, the Company is currently not in compliance with certain of these debt covenants. The Company had $75.5 million outstanding under the $79.0 million Finance Facility as of September 30, 2004 and capitalized $2.8 million of 2004 interest costs in the nine months ended September 30, 2004 in relation to the conversion of the Midnight Express as compared to $0.9 million capitalized in the comparable nine-month period of 2003.

Upon completion of certain construction completion milestones, but no later than October 31, 2004, the $79.0 million Finance Facility was intended to convert to term status. As of November 22, 2004, the Finance Facility has not been converted to term status due to the default status of the debt and the Company's ongoing negotiations with its lenders to restructure its debt. However, since the October 31, 2004 maturity date, the Company has drawn $1.3 million on the Finance Facility and at November 22, 2004 the Finance Facility balance was $78.7 million.

See Note 2 regarding the additional $5.0 million of non-revolving debt negotiated with the Company's lenders in July 2004, payment of which was due November 19, 2004. However, as of November 22, 2004, the Company had not repaid the $5.0 million and is technically in default. As previously mentioned, the Company is currently in discussions with Regions Bank and its other lenders to restructure its debt, including this non-revolving line of credit.

In December 2002, the Company entered into a purchase agreement with Global Marine Systems Limited (Global Marine) for the Midnight Wrangler at a cost of approximately $10.8 million. The Company took delivery of the vessel in March 2003. The purchase of the vessel was financed by Global Marine over a five-year period with monthly payments, including 7.00% per annum interest, of approximately $0.2 million per month plus a $1.0 million payment at the purchase date in March 2003 and another $1.0 million payment at the end of the five-year period.

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

In December 2003, the Company refinanced the debt used to acquire the Midnight Wrangler with General Electric Capital Corporation (GE Capital) by entering into a secured term loan in the principal amount of $15.0 million. The secured term loan is structured to have quarterly payments over seven years. The interest rate on the term loan is 4.25% over LIBOR and the terms contained an origination discount of 1.50%. The loan agreement contains various covenants beginning on March 31, 2005, including a minimum EBITDA (as defined) of $18.5 million, a minimum fixed charge ratio (as defined) of 1.05 to 1, and a maximum leverage ratio (as defined) of 5.25 to 1 for the financial quarters ended in the period from October 1, 2004 through September 30, 2005. These maximum leverage ratios decline by 0.50 to 1 for each of the following four years before reaching 3.25 to 1 that applies for the financial quarters ended from October 1, 2008 and thereafter. The collateral for the loan is the Midnight Wrangler and Midnight Gator. A final payment was made to Global Marine in December 2003. This early termination of debt resulted in a gain to the Company of $0.9 million that is recorded in the December 31, 2003 financial statements.

On July 6, 2004, the Company signed a forbearance agreement with GE Capital to defer the quarterly principal installment payment of $0.5 million due on the Midnight Wrangler term loan. The quarterly installment payment which was originally due on June 17, 2004 became payable on September 17, 2004. On September 30, 2004, the Company signed another forbearance agreement with GE Capital to defer the June 17, 2004 and September 17, 2004 quarterly principal installment payments. Under the terms of the latest forbearance agreement, the Company will now be required to pay GE Capital $1.6 million in cumulative quarterly principal installment payments on December 17, 2004.

The Company's debt, all of which is currently considered in default, consists of the following (in thousands):

                                             SEPTEMBER 30,  DECEMBER 31,
                                             -------------  ------------
                                                2004            2003
------------------------------------------------------------------------
Finance Facility .......................      $ 75,508       $ 45,639
Receivable line of credit ..............        11,203          7,227
Non-revolving line of credit ...........         4,854             --
GE Commercial - Midnight Eagle term loan         7,455          8,404
GE Capital - Midnight Wrangler term loan        14,464         15,000
Other debt .............................            41             49
                                              --------       --------
         Total debt ....................       113,525         76,319
         Less current portion ..........       113,525         56,262
                                              --------       --------
         Total long-term debt ..........      $     --       $ 20,057
                                              ========       ========

Earlier in 2004, the Company was not in compliance with the current ratio or the debt service coverage ratio covenants under the Finance Facility (with respect to the December 31, 2003 testing period). As a result, in early April 2004 the Company obtained forbearance waivers from its lenders and effected amendments to its loan agreements to provide certain levels of relief with respect to the required level of minimum coverage as well as changes related to certain components of the computation of the minimum current ratio, as defined, and the minimum debt service coverage ratio, as defined, for the quarterly testing periods of 2004.

See Notes 1 and 2 for discussion regarding our non-compliance with certain of our debt covenants as of September 30, 2004.

8.    INCOME TAXES:

SFAS 109, "Accounting for Income Taxes," provides for the weighing of positive and negative evidence in determining whether it is more likely than not that a deferred tax asset is recoverable. The Company has incurred losses in 2001 and 2003 and has losses on an aggregate basis for the three-year period ended December 31, 2003. In addition, the Company has incurred losses in the nine months ended September 30, 2004. Deferred income tax assets are reduced by a valuation allowance when it is more likely than not that some portion or all of the deferred income tax assets will not be realized. Relevant accounting guidance suggests that a recent history of cumulative losses constitutes significant negative evidence, and that future expectations about income are overshadowed by such recent losses. The Company recognized no income tax benefit in the first three quarters of 2004 for this reason.

9.    COMMITMENTS AND CONTINGENCIES:

Contingencies - The Company has been named as a defendant in a stockholder class action suit filed by purported stockholders regarding the Public Offering. This lawsuit, Karl L. Kapps, et. al. v. Torch Offshore, Inc. et. al., No. 02-00582, which seeks unspecified monetary damages, was filed on March 1, 2002 in the United States District Court for the Eastern District of Louisiana. The lawsuit was dismissed on December 19, 2002 for failure to state a claim upon which relief could be granted. The plaintiffs appealed to the United States Court of Appeals for the Fifth Circuit. On July 26, 2004 the Court of Appeals for the Fifth Circuit dismissed the case. On August 6, 2004, the plaintiffs appealed to the Court of Appeals for the Fifth Circuit for a re-hearing, but on August 25, 2004, the re-hearing was denied. A mandate was issued on September 2, 2004 closing the case.

In May 2002, the Company entered into an agreement with Cable Shipping, Inc. to time charter a vessel, the G. Murray, under a three-year contract at a rate of $18,500 per day. The time charter commenced in the third quarter of 2002 and the vessel was renamed the Midnight Hunter. However, on January 24, 2003, the Company terminated the time charter because of the vessel's failure to meet certain specifications outlined in the charter agreement. In November 2003, a London arbitrator issued a ruling against the Company's recission claim, finding that the Company was not entitled to terminate the charter, but did rule in favor of the Company on the warranty claim for breach of contract. An interim award of $2.2 million was made in favor of Cable Shipping, Inc. The Company has recorded the full amount of the interim award in its financial statements. The Company attempted to appeal the ruling, but on April 7, 2004 the appeal was denied. The escrowed award was released to Cable Shipping, Inc. The quantum of damages hearing was to be held in late October 2004 where final amounts were to be awarded to the parties, but the Company and Cable Shipping, Inc. settled the amount in September 2004 for $4.1 million, which was to be paid by the Company on November 19, 2004. The settlement amount has been recorded in the three months ended September 30, 2004 as an other operating expense. As of November 22, 2004, the Company had not paid the $4.1 million settlement amount, but is seeking to enter discussions with Cable Shipping, Inc. with the objective of determining a feasible payment plan for the settlement amount.

In March 2003, the Company filed a lawsuit (Torch Offshore, Inc. v. Newfield Exploration Company, No. 03-0735, filed in the United States District Court, Eastern District of Louisiana on March 13, 2003) against Newfield Exploration Company (Newfield) claiming damages of approximately $2.1 million related to work completed for Newfield in the Gulf of Mexico at Grand Isle Block 103-A. The lawsuit alleges that the Company did not receive all compensation to which it was entitled pursuant to the contract. The Company has recorded a provision for the full amount of this claim; however, the Company intends to continue to pursue the claim. A trial date has been set for January 20, 2005.

In July 2003, the Company filed a lawsuit (Torch Offshore, Inc. et al v. Stolt Offshore, Inc., Algonquin Gas Transmission Company and Duke Energy, No. 03-1915, in the United States District Court, Eastern District of Louisiana on July 3,
2003) against Stolt Offshore, Inc. (Stolt), and its customer, seeking recovery of approximately $7.6 million related to work completed for Stolt in Boston, Massachusetts. The Company worked as a subcontractor to Stolt, who was engaged by Algonquin Gas Transmission Company to complete the Boston Hubline project, an underwater pipeline crossing the Boston Harbor. The lawsuit alleged that the Company did not receive all compensation to which the Company was entitled pursuant to the subcontract the Company had with Stolt. Two other subcontractors to Stolt joined with the Company as plaintiffs in the lawsuit. Additionally, the Company, along with two other subcontractors, filed a lawsuit in Massachusetts (Civil Action No. 03-01585), which included a claim for breach of contract as well as a claim to assert mechanics' liens against Algonquin's easement located in Weymouth, Norfolk County, Massachusetts. In March 2004, the Company reached a settlement with Stolt in the amount of $6.2 million and the full amount of the difference between the claim and the final settlement (a loss of approximately $1.4 million) was recorded in the Company's financial statements as of December 31, 2003. The lawsuits have been dismissed, and the lien claims have been released.

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

Lease Commitments - In early 2000, the Company commenced a five-year new-build charter for the Midnight Arrow, a DP-2 deepwater subsea construction vessel. The long-term charter was scheduled to expire in March 2005, but the Company and Adams Offshore Ltd. (the "Lessor") reached an agreement to early terminate the charter effective May 31, 2004. As part of the termination agreement, the Lessor waived the early termination fee and it was agreed that the Company is to pay the Lessor $250,000 per month until the outstanding balance of $1.8 million due to the Lessor (all of which has been accrued) is eliminated. The charter was accounted for as an operating lease. As of September 30, 2004, $1.5 million remained outstanding.

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

Other Commitments - The Company has executed contracts with several critical equipment suppliers related to the conversion of the Midnight Express. In December 2002, the Company entered into a contract with Davie Maritime, Inc. of Quebec, Canada to complete the conversion of the Midnight Express at a contract value of $25.3 million ($37.1 million inclusive of assigned critical equipment supplier contracts) that became effective in April 2003. Due to the settlement with Davie Maritime, Inc., the shipyard contract, inclusive of assigned critical equipment supplier contracts, had a final value of $53.2 million of which $7.8 million came from approved change orders and $8.3 million from an agreed increase in contract price. The shipyard contract was completed with the delivery of the Midnight Express on June 4, 2004. The remaining outstanding contracts for the conversion of the Midnight Express aggregate $4.2 million, of which $3.0 million had been paid as of September 30, 2004. In the event the Company terminates these contracts, the Company is required to pay certain of these suppliers' costs incurred to date while other suppliers are entitled to the full value of the contract, depending upon the terms of the relevant agreement. The Company believes its present termination cost exposure on these contracts totals approximately $1.1 million.

As of November 22, 2004, four trade creditors had outstanding maritime liens on various vessels in the Company's fleet, at least one of which is contested. In addition, three trade creditors had individually brought legal action against the Company for collection of outstanding balances due to them. The Company is working with these trade creditors to cure the outstanding maritime liens and litigation. All applicable liabilities have been recorded in full on the Company's balance sheet as of September 30, 2004.

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

In June 2001, the American Institute of Certified Public Accountants (AICPA) issued an exposure draft of a proposed Statement of Position (SOP), "Accounting for Certain Costs and Activities Related to Property, Plant, and Equipment." This proposed SOP would change, among other things, the method by which companies would account for normal, recurring or periodic repairs and maintenance costs related to "in service" fixed assets. It would require that these types of expenses be recognized when incurred rather than recognizing expense for these costs while the asset is productive. The proposed SOP was presented to the FASB for clearance, however in April, 2004, the FASB did not approve the draft SOP, but rather decided to consider the relevant concepts within the SOP in connection with the FASB's short-term convergence project on property, plant and equipment, including depreciation currently scheduled to take place in the 2005-2006 timeframe.

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

11.   STATUS OF CERTAIN SIGNIFICANT OBLIGATIONS:

As of November 22, 2004, the Company had not paid the $4.1 million settlement amount for the Midnight Hunter case, which was due for payment on November 19, 2004 (see Notes 2 and 9). The Company is seeking to enter discussions with Cable Shipping, Inc. with the objective of determining a feasible payment plan for the settlement amount.

As of November 22, 2004, the Company had not repaid the $5.0 million to Regions Bank for the non-revolving line of credit and is technically in default (see Notes 2 and 7). The Company is currently in discussions with Regions Bank and its other lenders to restructure its debt, including this non-revolving line of credit.

As of November 22, 2004, the $79.0 million Finance Facility has not been converted to term status due to the default status of the debt and the Company's ongoing negotiations with its lenders to restructure its debt (see Note 7).

In addition, there are approximately $60.8 million of additional short-term obligations included within current liabilities as of September 30, 2004.

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

In the first three quarters of 2004, we reported revenues of $53.4 million, 15.7% greater than the revenues for the nine months ended September 30, 2003 of $46.2 million. The operating loss for the first nine months of 2004 was $14.7 million, compared with an operating loss of $3.8 million in the first nine months of 2003. During the first three quarters of 2004, based upon management's experience, demand for subsea construction services in the Gulf of Mexico remained relatively weak as the levels of offshore drilling activity in the markets where we operate continue to be depressed. In addition, our operations are cyclical and fleet-wide utilization is generally lower during the first half of the year because of winter weather conditions in the Gulf of Mexico. These forces have kept market prices and fleet utilization at low levels while our operating costs have increased, and as a result, an adverse impact has been seen on our gross margin (defined as revenues less cost of sales). Finally, adverse weather conditions in the Gulf of Mexico during the month of September 2004, including Hurricanes Frances and Ivan, negatively impacted our utilization for the third quarter of 2004.

We have a working capital deficit of $116.0 million. This deficit is primarily attributable to the classification of the outstanding indebtedness under the Midnight Express construction finance facility, which was to mature and convert to term status no later than October 31, 2004, as a current liability. In addition, due to breaches of certain financial covenants as discussed below, all of our long-term debt is classified as current and in default as of September 30, 2004. Also, we have recently reached a settlement in our Midnight Hunter charter dispute at an amount of $4.1 million against us, which was due for payment on November 19, 2004. These issues, among others, place a high degree of pressure on our liquidity and could ultimately impact our operations and future business plans. As of November 22, 2004, we had $39,000 of borrowing capacity under our credit facilities. We must successfully restructure our debt and raise additional debt and/or equity capital to continue to manage our liquidity needs and meet our operating and other financial commitments.

We believe that certain factors are critical to our success, including curing our current debt defaults; having sufficient capital resources to satisfy vendor obligations related to the conversion of the Midnight Express in 2004; obtaining employment contracts for the Midnight Express as soon as possible upon completion of its sea trials; raising additional capital with a public or private placement of equity or through the sale of certain vessels; refinancing our existing indebtedness; reducing administrative and operating costs; managing the utilization of our existing fleet of vessels by strategically positioning our DP-2 vessels on jobs to promote efficiency and greater margins; and continuing to expand our presence internationally and move into the intermediate water depths and the deepwater markets.

In order to implement our business plan and meet our financial obligations, we must:

- Satisfy the remaining vendor obligations associated with the conversion of the Midnight Express.

- Reach an agreement with Cable Shipping, Inc. in relation to the $4.1 million settlement we owe to them in relation to the Midnight Hunter case. As this settlement was due on November 19, 2004, we are delinquent on the payment of the settlement and must work with Cable Shipping, Inc. to formulate a payment plan strategy.

- Attain the necessary forbearance waivers and/or amendments from our creditors to cure our non-compliance and default issues as of September 30, 2004. In addition, we must work with our creditors to restructure our outstanding debt with provisions that will give us the opportunity to maintain compliance in the future.

- Raise additional capital to fund working capital requirements, including the payment of monthly lease amounts for the Midnight Hunter, which is approximately $0.4 million per month for the final quarter of the year ended December 31, 2004, and to make monthly and quarterly interest and principal payments to General Electric Commercial Equipment Financing (GE Commercial) as part of the Midnight Eagle term loan and General Electric Capital Corporation (GE Capital) as part of the Midnight Wrangler term loan (together $1.9 million for the remainder of 2004 as of September 30, 2004). The additional capital will also support other working capital requirements, such as the drydocking of certain vessels so that they meet U.S. Coast Guard regulations and re-enter our active fleet.

- Enter into an agreement(s) for utilization of the Midnight Express near the time of the completion of its final sea trials in November 2004. On October 26, 2004, we announced that we had been awarded our first project for the Midnight Express. This project commenced after the completion of sea trials on November 7, 2004.

- Pursue the sale of certain of our vessels into foreign markets either through charters to operators in these foreign markets or the outright sale of these vessels. We have had discussions with various parties; however, no definitive agreements have been entered into as of November 22, 2004. In addition, the Finance Facility specifies that any proceeds from the sale of a vessel that is pledged as collateral be used to repay the amounts due under the Finance Facility to Regions Bank and EDC.

We have been actively attempting to implement our plan, the ultimate success of which is beyond our control. If we are not able to successfully implement our plan our financial condition and liquidity will be materially and adversely affected. Because of these conditions, there is significant doubt about our ability to continue as a going concern. For more information regarding our plan, see Note 2 to the Financial Statements located in Item 1 of this Form 10-Q, and for the related risks, see "Risk Factors" in "Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations - Risk Factors" in our annual report on Form 10-K filing for the fiscal year ended December 31, 2003.

We remain focused on our business strategy of moving into the deepwater markets of the world through the establishment of our fleet of DP-2 vessels. Since 1997, we have increased the size of our total fleet of construction and service vessels from three to ten construction and service vessels with an appraised fleet fair market value of approximately $219.8 million. These appraised fair market values, based on values in the ordinary course of business, were provided by appraisers selected and contracted by our creditors to evaluate our vessels for use as collateral for our loans and were performed between October 2003 and October 2004. However, appraisals representing the substantial majority (approximately 84%) of the fair market value were performed between June 2004 and October 2004. In 2002, we acquired a 520-foot vessel from Smit International, which we renamed the Midnight Express. The Midnight Express is being converted to a DP-2 offshore construction vessel with our patented pipelay system. As of November 22, 2004, we were in need of an additional $2.5 million to satisfy certain vendor obligations incurred in connection with the conversion of the Midnight Express above and beyond the original Finance Facility. The additional funds were needed as unexpected costs arose due to delays caused by the hurricanes in the Gulf of Mexico in September 2004. In addition to the costs associated with the delays, we added equipment to the vessel to give it the capability to lay pipe in a conventional fashion. We are currently in negotiations with Regions Bank and EDC for these additional funds. In December 2002, we committed to purchase a cable-lay vessel, renamed the Midnight Wrangler, for the purpose of deepwater pipelay and subsea construction. We took possession of this vessel in March 2003 and the vessel entered our active fleet in August 2003 after various modifications and upgrades were made to it. In January 2004, we entered into a new charter for the Midnight Hunter, a deepwater capable diving support vessel. These additions to our fleet over the past few years have positioned us to grow our business while achieving better margins as we move into the intermediate depths and the deepwater. These DP-2 vessels are the core of our fleet and the key to our future success.

While our fundamental business strategy and objectives continue to be focused on further expansion into the deepwater market, we recognize that under current conditions our ability to control our future direction is significantly and negatively impacted by our current liquidity constraints. As a result, we have retained financial advisors to assist in reviewing practical financial and operational options. We are unable to predict the outcome of various strategies under development and consideration. We are negotiating with our lenders to identify mutually acceptable alternatives to restructure our debt and/or pursue other financial arrangements that would provide relief from our current debt defaults and provide additional funding. While we intend to aggressively pursue such measures, there is no assurance that our objectives in this regard will be successfully achieved. In the event that the Company's creditors do not continue to forebear and we are unable to effectively address our liquidity issues, it is likely that we would need to seek bankruptcy protection to continue our operations.

BUSINESS ENVIRONMENT

The demand for subsea construction services has historically depended upon the prices of oil and natural gas. However, this relationship has deteriorated over the past 24 months as the price of oil has greatly increased without a reciprocal increase in the activity in the Gulf of Mexico. There has been an increase in activity in Mexico and West Africa as equipment has moved from the Gulf of Mexico to these areas. These prices do reflect the general condition of the industry and influence the willingness of our customers to spend capital to develop oil and natural gas reservoirs on a global basis. We have experienced an increase in vessel utilization and pricing in the fourth quarter of 2004 due to the damage caused to pipelines by hurricanes in September 2004; however, the duration of this level of activity is uncertain. We are unable to predict future oil and natural gas prices or the level of offshore construction activity related to the industry. In addition to the prices of oil and natural gas, we use the following leading indicators, among others, to forecast the demand for our services:

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

RESULTS OF OPERATIONS

COMPARISON OF THE QUARTER ENDED SEPTEMBER 30, 2004 TO THE QUARTER ENDED SEPTEMBER 30, 2003

The following table highlights revenue days (days of vessel utilization), revenue and gross profit for the quarters ended September 30, 2004 and September 30, 2003.

(dollars in thousands, except per
revenue day measures, unaudited)                   QUARTER ENDED SEPTEMBER 30,
                                                   ---------------------------
                                                     2004              2003
                                                   -------           -------
Revenue Days                                           496               484
Revenue                                            $22,572           $15,262
Gross Profit                                        $  928           $ 1,491
Average per Revenue Day:
     Revenue                                       $45,508           $31,533
     Gross Profit                                  $ 1,871           $ 3,081

Revenues. Revenues were $22.6 million for the quarter ended September 30, 2004 compared to $15.3 million for the quarter ended September 30, 2003, an increase of 47.9%. The increase in third quarter 2004 revenues was caused by the increase in average pricing realizations (revenues divided by revenue days) and revenue days worked when compared to those of the third quarter 2003. Average pricing realizations in the third quarter of 2004 were 44.3% higher than the average pricing realizations in the third quarter of 2003. In addition, the number of revenue days worked increased 2.5% between periods. Our fleet worked 496 revenue days in the third quarter of 2004 resulting in a utilization rate of 69.8%, compared to 484 revenue days worked in the three months ended September 30, 2003, or a 62.1% utilization rate. The increase in the average pricing realization is attributable to the international work performed by the Midnight Brave in the quarter ended September 30, 2004. The increase in the number of revenue days on a quarter-by-quarter basis is due to additional revenue days for the Midnight Hunter (65 revenue days), Midnight Wrangler (52 revenue days), Midnight Eagle (24 revenue days), Midnight Fox (23 revenue days), Midnight Brave (17 revenue days) and Midnight Dancer (10 revenue days). The increase in revenue days was offset by the removal of the Midnight Arrow from the fleet in the first half of 2004 (charter terminated on May 31, 2004). This vessel contributed 92 revenue days in the third quarter of 2003. In addition, the Midnight Star did not work during the third quarter of 2004, but had previously contributed 51 revenue days in the third quarter of 2003. Finally, the Midnight Runner, which was scrapped in August 2004, had contributed 22 revenue days in the third quarter of 2003, but did not work in the quarter ended September 30, 2004.

Gross Profit. Gross profit (defined as revenues less cost of sales) was $0.9 million (4.1% of revenues) for the quarter ended September 30, 2004, compared to $1.5 million (9.8% of revenues) for the quarter ended September 30, 2003, a decrease of 37.8%. Cost of sales consists of job related costs such as vessel wages, insurance and repairs and maintenance. The gross profit margin in the quarter ended September 30, 2004 declined as compared to the gross profit margin in the quarter ended September 30, 2003 due to increases in cost of sales. The overall increase in cost of sales in the third quarter of 2004 was primarily due to increases in the fixed cost structure (including wages and insurance), subcontract costs, vessel consumables, job consumables, support vessels, equipment rental costs, and non-marine crew costs. In addition, included in cost of sales were $0.7 million of additional costs related to the termination of the Midnight Hunter charter for the three months ended September 30, 2003.

Depreciation and Amortization. Depreciation and amortization expense was $2.0 million for the quarter ended September 30, 2004, an increase of approximately 2.1%. compared to the quarter ended September 30, 2003. The minimal increase consisted of depreciation expense for the Midnight Wrangler in the third quarter of 2004 for a full three months as compared to only a partial period for the third quarter of 2003. This was partially offset by the decrease in the amortization of drydock costs for the Midnight Brave and Midnight Carrier in the third quarter of 2004 as compared to the third quarter of 2003.

General and Administrative Expenses. General and administrative expenses totaled $1.8 million (8.0% of revenues) for the quarter ended September 30, 2004 compared to $1.6 million (10.6% of revenues) for the quarter ended September 30, 2003. The third quarter 2004 general and administrative expenses were higher than the third quarter of 2003 due to increases in legal fees, financing fees, and personnel costs. These increase were offset partially by declines in consulting costs.

Other Operating Expense. Other operating expense was $4.1 million for the quarter ended September 30, 2004 compared to zero in the quarter ended September 30, 2003. The entire amount relates to the settlement of the Midnight Hunter arbitration case.

Other Income. Other income was zero for the quarter ended September 30, 2004 and 2003. We capitalized all of our third quarter 2004 and 2003 interest costs, totaling $1.1 million and $0.5 million, respectively, in relation to the conversion of the Midnight Express.

Income Taxes. For the quarter ended September 30, 2004, we increased our deferred tax asset valuation allowance by $2.5 million, recognizing no net income tax benefit associated with our operating loss due to the uncertainty of future taxable income. We recorded a $0.7 million benefit (a 35% effective tax rate) during the quarter ended September 30, 2003.

Net Loss. Net loss for the quarter ended September 30, 2004 was $7.0 million, compared with a net loss of $1.4 million for the quarter ended September 30, 2003.

COMPARISON OF THE NINE MONTHS ENDED SEPTEMBER 30, 2004 TO THE NINE MONTHS ENDED SEPTEMBER 30, 2003

The following table highlights revenue days (days of vessel utilization), revenue and gross profit for the nine-month periods ended September 30, 2004 and September 30, 2003.

(dollars in thousands, except per
revenue day measures, unaudited)                 NINE MONTHS ENDED SEPTEMBER 30,
                                                 -------------------------------
                                                     2004               2003
                                                   -------           -------
Revenue Days                                         1,448             1,478
Revenue                                            $53,434           $46,167
Gross Profit                                       $ 1,251           $ 6,151
Average per Revenue Day:
     Revenue                                       $36,902           $31,236
     Gross Profit                                   $  864           $ 4,162

Revenues. Revenues were $53.4 million for the nine months ended September 30, 2004 compared to $46.2 million for the nine months ended September 30, 2003, an increase of 15.7%. The increase in revenues for the nine-month period ended September 30, 2004 as compared to the year-ago period is the result of an increase in average pricing realizations (revenues divided by revenue days) offset only slightly by a decrease in the number of revenue days. Average revenue per revenue day was $36,902 in the first nine months of 2004 as compared to $31,236 in the first nine months of 2003, an increase of 18.1%. However, the number of revenue days worked by our fleet decreased 2.0%. Our fleet worked 1,448 revenue days in the first nine months of 2004 resulting in a utilization rate of 57.0%, compared to 1,478 revenue days worked in the nine months ended September 30, 2003, or a 61.9% utilization rate. The increase in the average pricing realization is attributable to the international work performed by the Midnight Brave in the nine months ended September 30, 2004. The decrease in revenue days is primarily due to the removal of the Midnight Arrow from our fleet as of May 31, 2004. The vessel contributed only 76 revenue days in the nine months ended September 30, 2004 as compared to 265 revenue days in the year-ago period. The Midnight Runner, which was scrapped in August 2004, contributed 72 revenue days in the nine-month period in 2003, but did not work at all in 2004. Other decreases were seen with the Midnight Rider (78 revenue days), Midnight Star (70 revenue days) and Midnight Brave (46 revenue days). These decreases were almost entirely offset by increases in the number of revenue days of the Midnight Wrangler, Midnight Hunter and Midnight Dancer.

Gross Profit. Gross profit (defined as revenues less cost of sales) was $1.3 million (2.3% of revenues) for the nine months ended September 30, 2004, compared to $6.2 million (13.3% of revenues) for the nine months ended September 30, 2003. Cost of sales consists of job related costs such as vessel wages, insurance and repairs and maintenance. The decrease in the gross profit margin was primarily caused by a higher fixed cost structure (including wages, insurance, and repairs and maintenance) and higher direct job costs, including increases in job consumables, support vessels, subcontract costs, catering costs, and equipment rental costs. In addition, there was an increase in indirect costs as well, including communication costs. These increases were offset somewhat by lower direct job labor when compared to the first nine months of 2003. In addition, included in cost of sales were $2.1 million of additional costs related to the termination of the Midnight Hunter charter in the nine months ended September 30, 2003.

Depreciation and Amortization. Depreciation and amortization expense was $6.8 million for the nine months ended September 30, 2004, compared to $5.6 million for the nine months ended September 30,

2003, an increase of 20.3%. The major portion of the increase is due to the impairment charge of $0.6 million on the Midnight Runner during the second quarter of 2004. In addition, the increase was a result of more depreciation of vessels in the first nine months of 2004, as compared to the same period of 2003 offset by a decrease in amortization of drydock costs. The increases in depreciation expense during the first nine months of 2004 came mostly from the addition of the Midnight Wrangler to the fleet as well as from the Midnight Gator. The amortization of drydock expense for the Midnight Brave and Midnight Carrier decreased during the 2004 period when compared to the first nine months of 2003.

General and Administrative Expenses. General and administrative expenses totaled $4.9 million (9.1% of revenues) for the nine months ended September 30, 2004, compared to $4.3 million (9.4% of revenues) for the nine months ended September 30, 2003. The general and administrative expenses were higher in the first nine months of 2004 as compared to the nine months ended September 30, 2003, due to increases in financing fees, personnel costs, legal fees, professional fees, and travel costs offset by a decline in consulting costs and business promotion expenses.

Other Operating Expense. Other operating expense was $4.3 million for the nine months ended September 30, 2004 compared to zero in the nine months ended September 30, 2003. The settlement of the Midnight Hunter arbitration case accounts for $4.1 million of the total for the nine months ended September 30, 2004.

Other Income. Other income was zero for the nine months ended September 30, 2004 compared to other income of $1,000 for the nine months ended September 30, 2003. We capitalized all of our year-to-date 2004 and 2003 interest costs, totaling $2.8 million and $0.9 million, respectively, in relation to the conversion of the Midnight Express.

Income Taxes. For the nine months ended September 30, 2004, we increased our deferred tax asset valuation allowance by $5.1 million, recognizing no net income tax benefit associated with our operating loss due to the uncertainty of future taxable income. We recorded a $1.3 million benefit (a 35% effective tax rate) during the nine months ended September 30, 2003.

Net Loss. Net loss for the nine months ended September 30, 2004 was $14.7 million, compared with a net loss of $2.5 million for the nine months ended September 30, 2003.

LIQUIDITY AND CAPITAL RESOURCES

LIQUIDITY NEEDS AND OUR FINANCIAL PLAN

As discussed in our annual report on Form 10-K for the year ended December 31, 2003, our financial condition has been significantly and negatively impacted by adverse conditions in the markets where we operate and our attempt to expand our operations into the deepwater market. We have experienced recurring losses from operations, negative operating cash flows and a working capital deficiency. As a result, our independent registered public accounting firm advised us that they had reached a conclusion that there is substantial doubt about our ability to continue as a going concern and, as required by auditing standards of the Public Company Accounting Oversight Board (United States), included in their auditors' report on our 2003 financial statements an explanatory paragraph to reflect that conclusion. In addition, we are currently in default of our debt obligations due to matters of non-compliance with certain covenants under our debt agreements. We have also recently reached a settlement in our Midnight Hunter charter dispute at an amount of $4.1 million against us, which was due for payment on November 19, 2004. Our ability to continue in business is dependent on our ability to cure current defaults and restructure existing debt, raise additional capital, and improve our operating results. We have delayed payments to vendors and other creditors beyond stated terms, and certain of our vendors have placed liens on our vessels.

As of September 30, 2004, we were not in compliance with the financial covenants (as amended in early April 2004) of the Bank Facility, the Finance Facility and the GE Commercial term loan, including the minimum consolidated current ratio of
0.70 to 1, the tangible net worth minimum of $60.0 million, the minimum debt service ratio of 1.20 to 1, and the consolidated leverage ratio of no more than
2.00 to 1. We are currently in default and are working with our lenders to negotiate forbearance waivers and/or amendments to cure these non-compliance issues. There can be no assurance that compliance will be attained. As depicted on the balance sheet as of September 30, 2004, a reclassification of $17.5 million has been made of our long-term debt to a current position. This reclassification includes the debt associated with the Midnight Eagle and Midnight Wrangler facilities which are also in default under related cross-default provisions. Although our creditors have not issued notices of default or taken any actions as a result of the cross-defaults (as of November 22, 2004), because we are not in compliance with the terms of our debt agreements our creditors could demand immediate payment and have the right to seize the applicable collateral. Our obligations under our credit agreements are secured by substantially all of our assets. If not effectively cured, these defaults under our credit agreements will adversely impact our ability to sustain our operations in the normal course resulting in a material impact on our financial condition and results of operations.

We face significant liquidity and working capital challenges, in addition to costs of expanding our operations into the deepwater market, and will need to raise additional capital and/or refinance our existing debt to continue to meet our debt obligations and conduct our operations as currently conducted. In connection with our efforts to raise capital and/or refinance our existing debt, we have a developed a plan, the components of which include curing our current debt defaults, the sale of certain of our vessels and raising capital, including refinancing or debt, through the public or private capital markets. Our ability to raise additional capital will depend upon the status of capital markets and industry conditions. If we are not able to raise additional capital through the public or private equity markets or the sale of vessels, then the amount of cash generated from our operations will not be sufficient to meet our debt service obligations and working capital requirements, which have risen significantly in part due to our entry into the deepwater market. Please refer to Note 2 to the Financial Statements located in Item 1 of this Form 10-Q for more details on our plan. However, no assurances can be given that we will be able to successfully implement our plan.

As part of our plan, in April 2004 we executed an amendment with Regions Bank and EDC for a $19.0 million increase to our existing credit facility (the "Finance Facility") to complete the conversion of the Midnight Express and amended certain financial covenants. We also executed amendments in April 2004 with GE Commercial and GE Capital relating to our Midnight Eagle and Midnight Wrangler term loans, respectively. As of November 22, 2004, the Finance Facility has not been converted to term status due to the default status of our debt and our ongoing negotiations with our lenders to restructure our debt.

In May 2004, we reached a settlement with Davie Maritime, Inc., the shipyard that completed the conversion of the Midnight Express in Quebec, Canada, through an increase in the contract price of $8.3 million. This settlement covered all of the claims made by Davie Maritime, Inc. against us. Since the initial contract signing, the contract price increased from $37.1 million to $53.2 million of which $7.8 million resulted from approved change orders and $8.3 million from an agreed increase in contract price. The settlement was paid from March 1, 2004 through the delivery date (June 4, 2004) from the additional $19.0 million from the Finance Facility. Also as part of our plan, we reached a settlement with Stolt Offshore, Inc. (Stolt) in the amount of $6.2 million for work we completed for Stolt on the Boston Hubline project in the first half of 2003. We collected these funds in March 2004 and have used them for working capital purposes.

On July 6, 2004, we signed a forbearance agreement with GE Capital to defer the quarterly principal installment payment of $0.5 million due on the Midnight Wrangler term loan. The quarterly installment payment which was originally due on June 17, 2004 was payable on September 17, 2004. On September 30, 2004, we signed another forbearance agreement with GE Capital to defer the June 17, 2004 and

September 17, 2004 quarterly principal installment payments. Under the terms of the latest forbearance agreement, we will be required to pay GE Capital $1.6 million in cumulative quarterly principal installment payments on December 17, 2004.

In July 2004, we applied under our structured Finance Facility for the 10% interest rate subsidy available from Industry Canada. In August 2004, Industry Canada paid the U.S. dollar equivalent of approximately $5.6 million. Of this total, approximately $1.5 million was paid directly to us and was to be used to pay future interest due on the Finance Facility as discussed above. Approximately $0.4 million remains available as of September 30, 2004. The remaining amount of approximately $4.1 million was paid by Industry Canada to Regions Bank and EDC to reduce or "buy down" the interest rate on the Finance Facility when it converts to the three-year term loan.

On July 22, 2004, we entered in an agreement with Regions Bank for a $5.0 million non-revolving line of credit with an initial term of 120 days to be used for working capital purposes. The rate on the borrowing is LIBOR plus 4.00%. The collateral on the non-revolving line is the Midnight Rider, which is also collateral under the Finance Facility with Regions Bank and EDC. In order to use this vessel as collateral for this credit agreement, EDC took a subordinated secured position on the vessel. In addition, as part of the above transaction, Regions Bank agreed to allow the usage of approximately $1.5 million of proceeds from Industry Canada to pay the interest on the Finance Facility during the conversion period. The proceeds were originally allocated to repay a portion of the $19.0 million additional financing arranged in April 2004 to convert the Midnight Express. The terms of the note call for the loan to be repaid on November 19, 2004. However, as of November 22, 2004, we had not repaid the $5.0 million and are technically in default. As previously mentioned, we are currently in discussions with Regions Bank and our other lenders to restructure our debt, including this non-revolving line of credit. We intend to repay the $5.0 million note through a refinancing of our existing debt with the prospect of converting this $5.0 million into long-term debt. In the event we are successful in obtaining refinancing of our existing debt, the Finance Facility calls for the proceeds of the refinancing to: 1) repay this $5.0 million note,
2) repay $1.5 million of the additional $19.0 million of financing on the Midnight Express conversion, and 3) use 50% of the refinance proceeds received in excess of $6.5 million to also repay a portion of the additional $19.0 million of financing on the Midnight Express conversion.

Our Finance Facility specifies we must raise the lesser of $10.0 million or 20% of our market capitalization (as defined in the Finance Facility) at the time of the issuance by June 30, 2005 and requires that the first $10.0 million of proceeds associated with such an offering be used to reduce amounts outstanding under the Finance Facility.

AVAILABLE CREDIT FACILITIES AND DEBT

Regions Bank Facility. In July 2002, we entered into a $35.0 million bank facility (the "Bank Facility") with Regions Bank, consisting of a $25.0 million asset-based five-year revolving credit facility and a $10.0 million accounts receivable-based working capital facility. We continue to have available to us the accounts receivable-based working capital facility from Regions Bank. In December 2003, the accounts receivable-based working capital facility was increased to a limit of $15.0 million. Amounts outstanding under the accounts receivable-based working capital facility may not exceed 85% of eligible trade accounts receivable. We had $11.2 million outstanding under the $15.0 million accounts receivable-based working capital facility as of September 30, 2004. In addition, we issued a $1.5 million standby letter of credit as security for the charter payments due under the charter agreement for the Midnight Hunter against the accounts receivable-based working capital facility. In July 2003, this letter of credit was drawn by Cable Shipping, Inc., the owners of the Midnight Hunter. We have recorded the $1.5 million as a liability on our balance sheet as of December 31, 2003 as part of the receivable line of credit. We had available borrowing capacity of up to an additional $0.3 million under the $15.0 million accounts receivable-based working capital facility based upon eligible receivables at September 30, 2004. The $15.0 million accounts receivable-based working capital facility was extended and has a maturity date of

July 2, 2005.

Midnight Express $79.0 Million Finance Facility. In April 2003, we finalized a credit line that in the amount of $60.0 million to finance the conversion of the Midnight Express (the "Finance Facility"). The Finance Facility originally matured on June 30, 2004. The Finance Facility commitment is equally provided by Regions Bank and Export Development Canada (EDC) ($30.0 million participation by each).

In April 2004, we increased the credit line from Regions Bank and EDC by $19.0 million to $79.0 million ($39.5 million participation by each) and amended the maturity to October 31, 2004. In addition, as part of the increase to the Finance Facility, the $25.0 million asset-based five-year revolving credit facility was terminated and we paid a 1% origination fee ($190,000) to Regions Bank and EDC for the increase in the credit line and the interest rate on the original $60.0 million financing increased to LIBOR plus 4.00%. The amounts outstanding under the credit line will convert into two separate loans at the earlier of the Finance Facility's maturity date or completion of the conversion of the Midnight Express. The first loan represents the original facility of $60.0 million borrowing and will convert to a three-year term loan facility with a 10-year amortization payment schedule consisting of $3.0 million semi-annual payments beginning on April 30, 2005, with a balloon payment at the end of the three-year term. The second loan is for the additional $19.0 million and will convert to a twenty-month term loan facility with $6.0 million principal payments due on June 30, 2005 and December 30, 2005 and a final $7.0 million principal payment due on June 30, 2006. Interest would be payable on a monthly basis and Regions Bank and EDC will require us to maintain the same collateral and covenants as included in the Finance Facility. Regions Bank and EDC also have the right to the first $10.0 million of any equity offering, to the proceeds from the sale of any of the mortgaged vessels (see discussion below), and to the interest rate buy-down received from Industry Canada during the third quarter of 2004.

The interest rate for the $60.0 million portion of the Finance Facility was LIBOR plus a spread of 3.25% to 3.50% based upon our consolidated leverage ratio before it was increased to LIBOR plus 4.00% as part of the $19.0 million increase to the credit line. The interest rate for the $19.0 million portion of the Finance Facility is LIBOR plus 4.00%. We are providing collateral in the form of the Midnight Express as well as a first preferred ship mortgage on the Midnight Fox, Midnight Star, Midnight Dancer, Midnight Carrier, Midnight Brave and Midnight Rider. We must comply with various covenants including maintaining tangible net worth of at least $60.0 million, a minimum debt service coverage ratio of at least 1.20 to 1, a consolidated leverage ratio of no more than 2.00 to 1 and a consolidated current ratio (defined below) of 1.30 to 1 (see below for details of amendments). We are not allowed to incur additional debt over $8.0 million without consent from Regions Bank. As discussed below, we are currently not in compliance with certain of these debt covenants. We have drawn approximately $75.5 million as of September 30, 2004 under the $79.0 million facility.

Upon completion of certain construction completion milestones, but no later than October 31, 2004, the $79.0 million Finance Facility was intended to convert to term status. As of November 22, 2004, the Finance Facility has not been converted to term status due to the default status of the debt and our ongoing negotiations with our lenders to restructure our debt.

See discussion above regarding the $5.0 million of non-revolving debt negotiated with our lenders in July 2004, payment of which was due on November 19, 2004. However, as of November 22, 2004, we had not repaid the $5.0 million and are technically in default. As previously mentioned, we are currently in discussions with Regions Bank and our other lenders to restructure our debt, including this non-revolving line of credit.

Earlier in 2004 we were not in compliance with the current ratio or the debt service coverage ratio covenants under the Finance Facility (with respect to the December 31, 2003 testing period). As a result, in early April 2004 we obtained forbearance waivers from our lenders and effected amendments to our loan agreements to provide certain levels of relief with respect to the required level of minimum coverage as well as changes related to certain components of the computation of the minimum current ratio, as defined, and the minimum debt service coverage ratio, as defined, for the quarterly testing periods of 2004.

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

GE Capital Midnight Wrangler Term Loan. In December 2003, we refinanced the debt used to acquire the Midnight Wrangler (as discussed above) by entering into a secured term loan with GE Capital in the principal amount of $15.0 million. The secured term loan is structured to have quarterly payments over seven years. The interest rate on the term loan is 4.25% over LIBOR and the terms contained an origination discount of 1.50%. The loan agreement contains various covenants beginning on March 31, 2005, including a minimum EBITDA (as defined) of $18.5 million, a minimum fixed charge ratio (as defined) of 1.05 to 1, and a maximum leverage ratio (as defined) of 5.25 to 1 for the financial quarters ended in the period from October 1, 2004 through September 30, 2005. These maximum leverage ratios decline by 0.50 to 1 for each of the following four years (on an annual basis at October 1st) before reaching 3.25 to 1, which applies for the financial quarters ended from October 1, 2008 and thereafter. The collateral for the loan is the Midnight Wrangler and Midnight Gator. A final payment was made to Global Marine in December 2003. This early retirement of debt resulted in a gain $0.9 million that we recorded in our income statement for the year ended December 31, 2003.

OTHER LIQUIDITY AND CAPITAL RESOURCE MATTERS

The net cash provided by or used in our operating, investing and financing activities is summarized below:

(in thousands, unaudited)                 NINE MONTHS ENDED SEPTEMBER 30,
                                          -------------------------------
                                               2004           2003
                                             --------       --------
Cash flows provided by (used in):
     Operating activities .............      $ (1,748)      $ 13,699
     Investing activities .............       (34,782)       (61,298)
     Financing activities .............        37,106         47,658
                                             --------       --------
Net change in cash and cash equivalents      $    576       $     59
                                             ========       ========

Our cash flow from operating activities is affected by a number of factors, including our net results, depreciation and amortization, drydocking expenditures and changes in our working capital, including our accounts payable and accrued expenses and other balances that increased by $8.2 million in the nine months ended September 30, 2004. Our operating activities utilized net cash of $1.7 million in the nine months ended September 30, 2004 as compared to generating $13.7 million of proceeds in the nine months ended September 30, 2003.

Cash flow used in investing activities in the nine months ended September 30, 2004 was related to the purchase of equipment, primarily related to the conversion of the Midnight Express. Cash expenditures totaled $34.8 million for the nine months ended September 30, 2004 compared to $61.3 million for the nine months ended September 30, 2003. The cash expenditures in the first nine months of 2003 do not include the $9.7 million expended for the purchase of the Midnight Wrangler, as this amount was fully financed by the seller (see discussion below).

Cash flow provided by financing activities was $37.1 million in the nine months ended September 30, 2004 and related primarily to the borrowings under our various credit agreements, principally the construction finance facility. Cash flow provided by financing activities for the nine months ended September 30, 2003 was $47.7 million and was also related mostly to the borrowings under our various credit agreements, primarily the construction finance facility.

We had negative working capital (current assets less current liabilities) of $116.0 million at September 30, 2004. We are currently in default of certain covenants of our loan agreements and therefore all of our outstanding debt has been classified as a current liability. Of the $113.5 million of debt classified as current, the majority relates to the $75.5 million of borrowings to finance the Midnight Express. As this debt is associated with the conversion work on the Midnight Express, it is classified as current as of September 30, 2004. However, it was originally intended that once the conversion of the Midnight Express was completed and the vessel met certain requirements as specified by the finance agreement, the amounts borrowed to finance the conversion of the Midnight Express would convert to term loan status. As of November 22, 2004, the Finance Facility had not been converted to term status due to our default status and our ongoing negotiations with our lenders to restructure our debt.

The significant changes in our financial position from December 31, 2003 to September 30, 2004 are the increase in debt, the increase in property and equipment, the decrease in the accounts receivable balance, and the increase in the accounts payable and accrued expenses balances. Total debt has increased to $113.5 million as of September 30, 2004 and consists primarily of the borrowings to finance the conversion of the Midnight Express, the GE Capital Midnight Wrangler term loan, the GE Commercial Midnight Eagle term loan, and the receivable line of credit, and the $5.0 million non-revolving line of credit, which are discussed below. Property and equipment has increased by $24.3 million due to the capital expenditures primarily related to the conversion of the Midnight Express and our accounts receivable balance has decreased by $4.6 million. Finally, our accounts payable balance has increased by $2.6 million and the balance of our accrued expenses has increased by $5.5 million.

Historically, our capital requirements have been primarily for the acquisition and improvement of our vessels and related equipment. We expect that as we continue our entrance into the deepwater market our capital requirements will continue to be primarily for the conversion and improvement of our vessels. Capital expenditures totaled $34.8 million for the nine months ended September 30, 2004, compared to $71.0 million for the nine months ended September 30, 2003. Capital expenditures in 2004 and 2003 primarily relate to the conversion of the Midnight Express. We currently estimate capital expenditures for the remainder of 2004 to be approximately $3.6 million, primarily representing the conversion of, and the equipment associated with, the Midnight Express. In addition, as of November 22, 2004, we are in need of an additional $2.5 million to complete the conversion of the Midnight Express. There are no costs for routine capital and drydock inspections expected for our vessels to be incurred during the remainder of 2004.

Our ability to fund our capital needs is dependent upon the successful restructuring of our debt and/or the success of raising additional capital.

CASH REQUIREMENTS

The following table presents our long-term contractual obligations and the related amounts due, in total and by period, as of September 30, 2004 (in thousands):

                                                                  Payments Due by Period
                                           -----------------------------------------------------------------
                                                        Less Than                                    After 5
                                              Total       1 Year        1-3 Years     4-5 Years       Years
                                           --------      --------      ----------    ----------    ---------
Finance Facility .....................     $ 75,508      $ 75,508      $     --      $     --      $     --
Long-Term Debt .......................       21,960        21,960            --            --            --
Receivable Line of Credit ............       11,203        11,203            --            --            --
Non-Revolving Line of Credit .........        4,854         4,854            --            --            --
Capital Lease Obligations ............          156           156            --            --            --
Operating Leases .....................        6,175         5,356           519           259            41
Unconditional Purchase Obligations....        1,080         1,080            --            --            --
Other Obligations ....................        5,692         5,692            --            --            --
                                           --------      --------      --------      --------      --------
Total Contractual Cash Obligations....     $126,628      $125,809      $    519      $    259      $     41
                                           ========      ========      ========      ========      ========

As discussed above, we are in negotiations with our lenders concerning the Midnight Express construction loan (Finance Facility) which we hope to convert to two separate term loans with varying amortization payment schedules. In addition, the majority of the long-term debt obligation consists of the Midnight Eagle term loan with GE Commercial and the Midnight Wrangler term loan with GE Capital, both of which are discussed above.

Included in long-term debt is a note assumed by us as part of the purchase of a leisure fishing vessel from an investment holding company wholly-owned by Mr. Stockstill to be used for customer entertainment purposes. The total cost of the vessel was approximately $0.1 million, of which $41,000 was paid during 2002. The debt assumed will be paid in monthly installments over a five-year period.

In the second quarter of 2004, we terminated the charter of our deepwater technology vessel, the Midnight Arrow. The long-term charter was scheduled to expire in March 2005, but we reached an agreement with Adams Offshore Ltd. (the "Lessor") to early terminate the charter effective May 31, 2004. As part of the termination agreement, the Lessor waived the early termination fee and we agreed to pay the Lessor $250,000 per month beginning on July 24, 2004 until the outstanding balance of $1.8 million due to the Lessor (all of which has been accrued) is eliminated. As of September 30, 2004, $1.5 million remained outstanding and is included in other long-term obligations in the table above.

As previously discussed, we have recently reached a settlement in our Midnight Hunter charter dispute at an amount of $4.1 million against us, which was due for payment on November 19, 2004. This amount is included in other obligations in the table above.

We paid $1.3 million in the quarter ended September 30, 2004 for the charter of the Midnight Hunter, a DP-2 diving support vessel. We also paid approximately $6.1 million during the quarter ended September 30, 2004 in relation to the purchase price and conversion of the Midnight Express bringing our total expenditures as of September 30, 2004 to $106.9 million.

Included in the operating leases are the monthly payments for certain facilities used in the normal course of operations. However, the majority of the operating lease obligation relates to our charter agreement of the Midnight Hunter. Included in unconditional purchase obligations and other long-term obligations are the contracts with equipment suppliers related to the conversion of the Midnight Express. We expect to finance the Midnight Express contracts with proceeds from the $79.0 million Finance Facility discussed above. In addition, we are in negotiations with Regions Bank and EDC for an additional $2.5 million in financing to cover all of the costs for completion the conversion of the vessel.

As of November 22, 2004, four trade creditors had outstanding maritime liens on various vessels in our fleet, at least one of which is contested. In addition, three trade creditors had individually brought legal action against us for collection of outstanding balances due to them. We are working with these trade creditors to cure the outstanding maritime liens and litigation. All applicable liabilities have been recorded in full on our balance sheet as of September 30, 2004.

In August 2001, our Board of Directors approved the repurchase of up to $5.0 million of our outstanding common stock. Purchases were made on a discretionary basis in the open market or otherwise over a period of time as determined by management, subject to market conditions, applicable legal requirements and other factors. In August 2002, we elected to suspend our repurchase program. Under current conditions, we do not expect to repurchase shares in the near future except for certain events related to the vesting of employee's restricted shares. As of November 22, 2004, 715,074 shares had been repurchased at a total cost of $4.3 million.

Consistent with the focus toward investing in new technology, including deepwater capable assets such as the Midnight Express and the Midnight Wrangler, five of the last six vessels added to our fleet have been DP-2 deepwater capable (Midnight Eagle, Midnight Arrow, Midnight Express, Midnight Wrangler and Midnight Hunter). Through September 30, 2004, we have expended approximately $174.9 million (in combined capital expenditures, operating lease payments and purchase payments) for these vessels, with an additional estimated $10.0 million to be incurred in associated construction costs, operating lease payments and drydock expenses through 2005.

We believe that our cash flow from operations and the Bank Facility will not be sufficient to meet our existing liquidity needs for the operation of the business in 2004. We also believe that the options offered by the Finance Facility, the GE Commercial Midnight Eagle term loan, and the GE Capital Midnight Wrangler term loan, in addition to our cash flow from operations, will not be sufficient to complete our identified growth plans. Raising additional capital during 2004 or shortly thereafter is a requirement for us to continue to conduct our operations and meet our debt obligations. We may not be able to raise these additional funds, or we may not be able to raise such funds on favorable terms.

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

In June 2001, the American Institute of Certified Public Accountants (AICPA) issued an exposure draft of a proposed Statement of Position (SOP), "Accounting for Certain Costs and Activities Related to Property, Plant, and Equipment." This proposed SOP would change, among other things, the method by which companies would account for normal, recurring or periodic repairs and maintenance costs related to "in service" fixed assets. It would require that these types of expenses be recognized when incurred rather than recognizing expense for these costs while the asset is productive. The proposed SOP was presented to the FASB for clearance, however in April, 2004, the FASB did not approve the draft SOP, but rather decided to consider the relevant concepts within the SOP in connection with the FASB's short-term convergence project on property, plant and equipment, including depreciation currently scheduled to take place in the 2005-2006 timeframe.

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

02-00582, which seeks unspecified monetary damages, was filed on March 1, 2002 in the United States District Court for the Eastern District of Louisiana. The lawsuit was dismissed on December 19, 2002 for failure to state a claim upon which relief could be granted. The plaintiffs appealed to the United States Court of Appeals for the Fifth Circuit. On July 26, 2004, the Court of Appeals for the Fifth Circuit dismissed the case. On August 6, 2004, the plaintiffs appealed to the Court of Appeals for the Fifth Circuit for a re-hearing, but on August 25, 2004 the re-hearing was denied. A mandate was issued on September 2, 2004 closing the case.

We terminated our charter of the Midnight Hunter on January 24, 2003, as, among other things, the vessel did not meet certain specifications as outlined in the charter agreement and this prevented us from performing some types of work. In November 2003, a London arbitrator issued a ruling against our recission claim, finding that we were not entitled to terminate the charter, but did rule in favor of us on the warranty claim for breach of contract. An interim award of $2.2 million was made in favor of Cable Shipping, Inc. and such amount was placed in escrow pending further proceedings. We have recorded the full amount of the interim award in the financial statements. We attempted to appeal the ruling, but on April 7, 2004 the appeal was denied. The escrowed award has been released to Cable Shipping, Inc. The quantum of damages hearing was to be held in late October 2004 where final amounts were to be awarded to the parties, but we settled with Cable Shipping, Inc. in September 2004 for $4.1 million, which is we are to pay on November 19, 2004. The settlement amount has been recorded in the three months ended September 30, 2004 as an other operating expense.

We filed a lawsuit (Torch Offshore, Inc. v. Newfield Exploration Company, No. 03-0735, filed in the United States District Court, Eastern District of Louisiana on March 13, 2003) against Newfield Exploration Company (Newfield) claiming damages of approximately $2.1 million related to work completed for Newfield in the Gulf of Mexico at Grand Isle Block 103-A. Our lawsuit alleges that we did not receive all compensation to which we were entitled pursuant to the contract. We have recorded a provision for the full amount of this claim; however, we intend to continue to pursue the claim. A trial date has been set for January 20, 2005.

In July 2003, we filed a lawsuit (Torch Offshore, Inc. et al v. Stolt Offshore, Inc., et al, No. 03-1915, in the United States District Court, Eastern District of Louisiana on July 3, 2003) against Stolt Offshore, Inc. (Stolt), and its customer, seeking approximately $7.6 million related to work completed for Stolt in Boston, Massachusetts. We worked as a subcontractor to Stolt, who was engaged by Algonquin Gas Transmission Company to complete the Boston Hubline project, an underwater pipeline crossing the Boston Harbor. The lawsuit alleged that we did not receive all compensation to which we were entitled pursuant to the subcontract we had with Stolt. Two other subcontractors to Stolt joined with us as plaintiffs in the lawsuit. Additionally, we, along with two other subcontractors, filed a lawsuit in Massachusetts (Civil Action No. 03-01585), which included a claim for breach of contract as well as a claim to assert mechanics' liens against Algonquin's easement located in Weymouth, Norfolk County, Massachusetts. In March 2004, we reached a settlement with Stolt in the amount of $6.2 million and we recorded the full amount of the difference between our original claim and the final settlement (a loss of approximately $1.4 million) in our financial statements as of December 31, 2003. The lawsuits have been dismissed, and the lien claims have been released

Additionally, due to the nature of our business, we are, from time to time, involved in routine litigation or subject to disputes or claims related to our business activities (other miscellaneous litigation). In our management's opinion, none of this other miscellaneous litigation will have a material adverse effect on our financial condition or results of operations.

ITEM 2.   UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 6.   EXHIBITS.

(a)   Exhibits filed as part of this report are listed below.

      Exhibit 3.1 Certificate of Incorporation (Incorporated by reference to Exhibit 3.1 to the Company's Registration Statement on Form S-1 (Registration No. 333-54120))

      Exhibit 3.2 Bylaws (Incorporated by reference to Exhibit 3.2 to the Company's Registration Statement on Form S-1 (Registration No. 333-54120))

      Exhibit 10.1 Employment Agreement between Torch Offshore, Inc. and Vincent Lecarme dated October 28, 2004

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

                               Torch Offshore, Inc.

Date: November 22, 2004        By:  /s/ ROBERT E. FULTON
                                    --------------------
                                    Robert E. Fulton
                                    Chief Financial Officer
                                    (Principal Accounting and Financial Officer)

                                  EXHIBIT INDEX

3.1      --     Certificate of Incorporation (Incorporated by reference to
                Exhibit 3.1 to the Company's Registration Statement on Form S-1
                (Registration No. 333-54120))

3.2      --     Bylaws (Incorporated by reference to Exhibit 3.2 to the
                Company's Registration Statement on Form S-1 (Registration No.
                333-54120))

10.1     --     Employment Agreement between Torch Offshore, Inc. and Vincent
                Lecarme dated October 28, 2004

31.1     --     Certification by Lyle G. Stockstill Pursuant to Section 302 of
                the Sarbanes-Oxley Act of 2002

31.2     --     Certification by Robert E. Fulton Pursuant to Section 302 of the
                Sarbanes-Oxley Act of 2002

32.1     --     Certification by Lyle G. Stockstill Pursuant to 18 U.S.C.
                Section 1350, as Adopted Pursuant to Section 906 of the
                Sarbanes-Oxley Act of 2002

32.2     --     Certification by Robert E. Fulton Pursuant to 18 U.S.C. Section
                1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley
                Act of 2002